Form 10-Q
period 2011-07-31
NEUTRA CORP.
filed 2011-09-02
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-172417

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Florida	27-4505461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Ms. Sarah Keck

3572 Shady Brook Lane, Sarasota, FL 34243

                         941-544-7035

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of July 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp. a Florida corporation.

NEUTRA CORP.

(A Development Stage Company)

Balance Sheets

	As of
	July 31, 2011	January 31, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,048	$8,900
Total current assets	30,048	8,900

TOTAL ASSETS	$30,048	$8,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,500
Total liabilities	600	2,500

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
12,000,000 common shares at July 31, 2011
9,000,000 common shares at January 31, 2011	$1,200	$900
Additional paid-in capital	48,800	8,100
Deficit accumulated during the development stage	(20,552)	(2,600)
Total Stockholders' Equity	29,448	6,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,048	$8,900

The accompanying notes are an integral part of the financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Operations

			For the Period
			from Inception
	Three Months	Six Months	January 11, 2011
	Ended	Ended	through
	July 31, 2011	July 31, 2011	July 31, 2011
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	16,687	16,752	16,852
Professional Fees	700	1,200	3,700

Loss Before Income Taxes	$(17,387)	$(17,952)	$(20,552)

Provision for Income Taxes	—	—	—

Net Loss	$(17,387)	$(17,952)	$(20,552)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted average common shares outstanding	10,989,126	10,115,851	9,994,563

The accompanying notes are an integral part of the financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 11,2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 11, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on January 11, 2011 to January 31, 2011	—	—	—	(2,600)	(2,600)
				—
Balance - January 31, 2011	9,000,000	900	8,100	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.013667 per share	3,000,000	300	40,700	—	41,000

Net loss (unaudited)	—	—	—	(17,952)	(17,952)

Balance - July 31, 2011	12,000,000	$1,200	$48,800	$(20,552)	$29,448

The accompanying notes are an integral part of the financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

		For the Period
		from Inception
	Six Months	January 11, 2011
	Ended	through
	July 31, 2011	July 31, 2011
	(unaudited)	(unaudited)

OPERATING ACTIVITIES

Net Loss	$(17,952)	$(20,552)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,900)	600
Net cash used in operating activities	(19,852)	(19,952)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	41,000	50,000
Net cash provided by financing activities	41,000	50,000

INCREASE IN CASH AND CASH EQUIVALENTS	21,148	30,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,048	$30,048

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the financial statements.

Neutra Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(July 31, 2011)

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

Through July 31, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $20,552. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Enties”, which was previously Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 30, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the”SEC”). The results of operations for the three-month period ending July 31, 2011 are not necessarily indicative of the results for the full fiscal year ending January 31, 2012.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Neutra Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(July 31, 2011)

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2011.

Advertising

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

Property

The company does not own any real estate or other properties. The company’s office is located 3572 Shady Brook Lane Sarasota FL 34243. Our contact number is 941 807 1025. The business office is located at the home of Sarah Keck, the CEO of the company at no charge to the company.

Neutra Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(July 31, 2011)

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended July 31, 2011, the Company had no operations. As of Julyy 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to July 31, 2011 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the three months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On February 24, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on April 4, 2011 and November 11, 2011 with the SEC.

Results of Operations

The Company did not generate any revenue during the three months ended July 31, 2011.

Total expenses the three (3) months ending July 31, 2011 were $17,387 resulting in an operating loss for the period of $17387. Basic net loss per share amounting to $.00 for the three (3) months ending July 31, 2011.  Total expenses for the six months ended July 31, 2011 were $17,952, resulting in a loss of $17,952.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and six (6) months ending July 31, 2011.

Liquidity and Capital Resources

At July 31, 2011 we had working capital of $29,448consisting of cash on hand of $30,048 as compared to working capital of $6,400 at January 31, 2011 and cash of $8,900.

Net cash used in operating activities for the six months ended July 31, 2011 was $19,852 as compared to $19,952 for the period from inception on January 11, 2011 through July 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary  to permit preparation of financial statements in accordance with  accounting principles generally accepted in the United States of America  and that receipts and expenditures of the company are being made only in  accordance with authorizations of management and directors of the company;  and

•

Provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use or disposition of the company’s assets that  could have a material effect on the financial statements.

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

As of July 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2011.

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

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

Changes in internal controls over financial reporting

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: September 1, 2011	BY: /s/ Sarah Keck
Sarah Keck
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director