Form 10-Q
period 2011-10-31
NEUTRA CORP.
filed 2011-12-15
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-172417

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Florida	27-4505461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Ms. Cindy Morrissey

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of November 30, 2011.

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

NEUTRA CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	October 31, 2011	January 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,482	$8,900
Total current assets	26,482	8,900

TOTAL ASSETS	$26,482	$8,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$806	$2,500
Total liabilities	806	2,500

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 12,000,000 and 9,000,000 shares issued and outstanding at October 31, 2011 and January 31, 2011, respectively	$1,200	$900
Additional paid-in capital	48,800	8,100
Deficit accumulated during the development stage	(24,324)	(2,600)
Total Stockholders' Equity	25,676	6,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,482	$8,900

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period
			from Inception
	Nine Months	Three Months	January 11, 2011
	Ended	Ended	through
	October 31, 2011	October 31, 2011	October 31, 2011

REVENUES	$—	$—	$—

EXPENSES
General and administrative	21,724	3,772	24,324

Net loss before income taxes	(21,724)	(3,772)	(24,324)

Provision for income taxes	—	—	—

Net loss	$(21,724)	$(3,772)	$(24,324)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,670,330	12,000,000

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 11, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on January 11, 2011 to January 31, 2011	—	—	—	(2,600)	(2,600)

Balance - January 31, 2011	9,000,000	900	8,100	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.013667 per share	3,000,000	300	40,700	—	41,000

Net loss	—	—	—	(21,724)	(21,724)

Balance – October 31, 2011	12,000,000	$1,200	$48,800	$(24,324)	$25,676

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

		For the Period
		from Inception
	Nine Months	January 11, 2011
	Ended	through
	October 31, 2011	October 31, 2011

OPERATING ACTIVITIES

Net loss	$(21,724)	$(24,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,694)	806
Net cash used in operating activities	(23,418)	(23,518)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	41,000	50,000
Net cash provided by financing activities	41,000	50,000

INCREASE IN CASH AND CASH EQUIVALENTS	17,582	26,482

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,482	$26,482

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2011)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on January 11, 2011, as a for-profit company. Our fiscal year end is January 31. Our business plan includes marketing and selling nutraceutical supplement products to health practitioners. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. We intend to entrust the manufacturing of our products to a nutraceutical contractor that will provide a private label for all of our products and to sell our products under our unique brand. To date, we have not secured a contractor to manufacture any of our private label brand supplement products.

Our strategy is to build brand recognition by providing healthcare practitioners with education and support to enable them to recommend our products to their patients. We intend to accomplish our strategy by providing regular and frequent access to educational tools, such as webinars and live seminars. We believe that our good service and education support will make our nutraceutical products stand out from the other similar type products available to health practitioners. In October 2011, we launched our website which is the first step in implementing our business plan. The website will continue to be developed to be used to directly market and sell nutraceutical supplement products to health practitioners.

We are currently researching and sampling various herbal ingredients from world-wide suppliers to determine the best sources for the purest and finest of organic ingredients. Once we complete testing and comparisons, we intend to begin production of proprietary formulas under our private label. We expect that our first endeavor will be a weight loss supplement.

We have not generated any revenue to date and our activities have been limited to launching our website and developing our business plan. We will not have the necessary capital to fully implement our business plan until we are able to secure financing.

Neutra Corp. is in the early stage of developing its business plan. The Company does not have any products or customers and has not generated any revenues. The Company must implement its business plan, develop its products and attract customers before it can start generating revenues.

The Company was in the development stage throughout the reporting period and has not generated revenues. The Company has incurred losses since inception aggregating $24,324. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 30, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the three-month period ending October 31, 2011 are not necessarily indicative of the results for the full fiscal year ending January 31, 2012.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2011)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2011.

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

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2011)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2011, the Company has not emerged from the development stage and has generated a net loss since inception of $24,324. The Company has not generated positive cash flow from operations and does not expect to do so in the near future. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. SUBSEQUENT EVENTS

On November 2, 2011, Sarah Keck resigned her position as CEO and sole member of the Board of Directors. On the same date, Cindy Morrissey was appointed as its new president, CEO and sole member of the Board of Directors. Ms. Morrissey has been an entrepreneur for more than 20 years. Ms. Morrissey receives a salary of $120,000 per year and does not own any common stock. She does not have an employment contract with the Company. Ms. Morrissey has been a self-employed entrepreneur for more than 20 years. During that time, she owned and operated a construction and remodeling company and obtained a Realtor license. She invested in real estate and acted as a real estate consultant and partner with other investors on commercial and residential projects. Her education is in nursing and business management. She worked for a time in the medical field, including clinic management and telemedicine programs. From 2000 to 2008, she worked as a real estate agent for a national real estate sales organization while also working as a real estate builder and investor. In 2009, Ms. Morrissey worked as the chief operating officer to My Healthy Access, a chain of medical clinics in Walmart stores, later being promoted to president. While in that position, she initiated an aggressive restructuring of the business model and introduced a telemedicine program. From 2010 to 2011, she was president, CEO and sole member of the Board of Directors of Emerging Healthcare Solutions, Inc., a company whose business was to acquire life science technologies from emerging small and medium-sized companies and help them license them to large companies and universities worldwide.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Neutra Corp. is a development stage company incorporated in Florida on January 11, 2011. Our business plan includes marketing and selling nutraceutical supplement products to health practitioners. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. We intend to entrust the manufacturing of our products to a nutraceutical contractor that will provide a private label for all of our products and to sell our products under our unique brand. To date, we have not secured a contractor to manufacture any of our private label brand supplement products.

Our strategy is to build brand recognition by providing healthcare practitioners with education and support to enable them to recommend our products to their patients. We intend to accomplish our strategy by providing regular and frequent access to educational tools, such as webinars and live seminars. We believe that our good service and education support will make our nutraceutical products stand out from the other similar type products available to health practitioners. In October 2011, we launched our website which is the first step in implementing our business plan. The website will continue to be developed to be used to directly market and sell nutraceutical supplement products to health practitioners.

We are currently researching and sampling various herbal ingredients from world-wide suppliers to determine the best sources for the purest and finest of organic ingredients. Once we complete testing and comparisons, we intend to begin production of proprietary formulas under our private label. We expect that our first endeavor will be a weight loss supplement.

We have not generated any revenue to date and our activities have been limited to launching our website and developing our business plan. We will not have the necessary capital to fully implement our business plan until we are able to secure financing.

Neutra Corp. is in the early stage of developing its business plan. The Company does not have any products or customers and has not generated any revenues. The Company must implement its business plan, develop its products and attract customers before it can start generating revenues.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company’s registration statement on Form S-1 (as amended) declared effective by the SEC on April 20, 2011. Results or interim periods may not be indicative of results for the full year.

During the first nine months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On February 24, 2011, the Company filed a registration statement on Form S-1 with the SEC and also filed amendments to this Form S-1 on April 4, 2011 and November 11, 2011 with the SEC.

On October 11, 2011, we ceased to be a shell company as a result of the roll-out of our Web site to heathcare practitioners. Our Web site is mainly used to provide healthcare practitioners and consumers educational tools regarding nutraceutical supplements. We will use our Web site to establish trust and a connection with potential customers of the Company’s products. Once our products are developed, we will then have a natural audience of potential customers to whom we can market and sell our products.

Results of Operations

The Company did not generate any revenue during the three months ended October 31, 2011.

Total expenses during the nine months ended October 31, 2011 were $21,724 resulting in an operating loss and net loss for the period of $21,724.

Total expenses during the three months ended October 31, 2011 were $3,772 resulting in an operating loss and net loss for the period of $3,772.

General and administrative expenses consisted primarily of filing and professional fees for the three and nine months ended October 31, 2011.

Liquidity and Capital Resources

At October 31, 2011 we had working capital of $26,482. Net cash used in operating activities for the nine months ended October 31, 2011 was $23,418. We believe that our working capital will be adequate to support our operations for less than six months. In order to continue implementing our business plan, we will have to obtain additional funding, either through the sale of common stock or by borrowing. There is no guarantee that funds will be available to the Company when needed or that, if available, the debt financing would be on terms that are acceptable to the Company. If we are not able to obtain additional funding, we will not be able to fully implement our business plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

As of October 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2011.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures once the Company has sufficient funding to finance these measures:

•	We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

•

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee. It is anticipated that this director and/or the entire audit committee will oversee the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION.

On November 2, 2011, Sarah Keck resigned her position as CEO and sole member of the Board of Directors. On the same date, Cindy Morrissey was appointed as its new president, CEO and sole member of the Board of Directors. Ms. Morrissey has been an entrepreneur for more than 20 years. Ms. Morrissey receives a salary of $120,000 per year and does not own any common stock. She does not have an employment contract with the Company. Ms. Morrissey has been a self-employed entrepreneur for more than 20 years. During that time, she owned and operated a construction and remodeling company and obtained a Realtor license. She invested in real estate and acted as a real estate consultant and partner with other investors on commercial and residential projects. Her education is in nursing and business management. She worked for a time in the medical field, including clinic management and telemedicine programs. From 2000 to 2008, she worked as a real estate agent for a national real estate sales organization while also working as a real estate builder and investor. In 2009, Ms. Morrissey worked as the chief operating officer to My Healthy Access, a chain of medical clinics in Walmart stores, later being promoted to president. While in that position, she initiated an aggressive restructuring of the business model and introduced a telemedicine program. From 2010 to 2011, she was president, CEO and sole member of the Board of Directors of Emerging Healthcare Solutions, Inc., a company whose business was to acquire life science technologies from emerging small and medium-sized companies and help them license them to large companies and universities worldwide.

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

Neutra Corp.

Date: December 15, 2011	BY: /s/ Cindy Morrissey
Cindy Morrissey
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director