Form 10-Q
period 2012-04-30
NEUTRA CORP.
filed 2012-06-19
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of May 31, 2012.

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

NEUTRA CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	April 30, 2012	January 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,937	$28,852
Total current assets	24,937	28,852

TOTAL ASSETS	$24,937	$28,852

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,747	$15,463
Advances payable	120,105	47,205
Total liabilities	139,852	62,668

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at April 30, 2012 and January 31, 2012	$1,200	$1,200
Additional paid-in capital	48,800	48,800
Deficit accumulated during the development stage	(164,915)	(83,816)
Total Stockholders' Equity (Deficit)	(114,915)	(33,816)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,937	$28,852

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period
			from Inception
			January 11, 2011
	Three Months Ended April 30,		through
	2012	2011	April 30, 2012

OPERATING EXPENSES
General and administrative	$81,099	$565	$164,915

Net loss from operations	(81,099)	(565)	(164,915)

Net loss	$(81,099)	$(565)	$(164,915)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	12,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 11, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on January 11, 2011 to January 31, 2011	—	—	—	(2,600)	(2,600)

Balance - January 31, 2011	9,000,000	900	8,100	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.013667 per share	3,000,000	300	40,700	—	41,000

Net loss	—	—	—	(81,216)	(81,216)

Balance – January 31, 2012	12,000,000	1,200	48,800	(83,816)	(33,816)

Net loss	—	—	—	(81,099)	(81,099)

Balance – April 30, 2012	12,000,000	$1,200	$48,800	$(164,915)	$(114,915)

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	Three Months Ended April 30,		For the Period from Inception (January 11, 2011) through April 30,
	2012	2011	2012
Operating activities
Net loss	$(81,099)	$(565)	$(164,915)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,284	(2,000)	19,747
Net cash used by operating activities	(76,815)	(2,565)	(145,168)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	72,900	—	120,105
Proceeds from issuance of common stock	—	—	50,000
Net cash provided by financing activities	72,900	—	170,105

Net increase in cash	(3,915)	(2,565)	24,937

Cash at beginning of period	28,852	8,900	—

Cash at end of period	$24,937	$6,335	$24,937

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(April 30, 2012)

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the three-month period ended April 30, 2012 are not necessarily indicative of the results for the full fiscal year ending January 31, 2013.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2012, the Company has not emerged from the development stage and has generated a net loss since inception of $164,915. The Company has not generated positive cash flow from operations and does not expect to do so in the near future. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We have narrowed our product focus to research and development in the following areas:  weight-loss, detox, men’s health, acid-alkali pH balance, anti-aging, and sleep disorders and autism.  We are testing different ingredients and suppliers for purity and quality of transportation and storage of ingredients to preserve their potency.  Our search resulted in narrowing our participation to two private labelers for the time being.  In addition, we have contracted with a company that has the ability to infuse our formulations with a bio-energy infusion which enhances the efficacy of the ingredients on a sub-molecular level.

We have not generated any revenues to date and our activities have been limited to developing our business plan, developing and launching our website, research and development of products and trial testing of our initial formulations. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional $400,000 to implement our business plan over the next 12 months. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy.  If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

We have no revenues; have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities and borrowing to fund operations.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company’s annual report on Form 10-K for the year ended January 31, 2012. Results or interim periods may not be indicative of results for the full year.

Three Months Ended April 30, 2012 compared to the Three Months Ended April 30, 2011

The Company did not generate any revenue during the three months ended April 30, 2012 or 2011.

General and administrative expenses during the three months ended April 30, 2012 were $81,099 compared to $565 for the three months ended April 30, 2011.  The increase in general and administrative expenses was the results of the Company’s increased operations in the areas of working with private label contractors to evaluate and test colon cleanse, weight loss and prostate support formulas. The increased general and administrative expense resulted in increased operating loss and net loss for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

Liquidity and Capital Resources

At April 30, 2012, we had cash on hand of $24,937. Net cash used in operating activities for the three months ended April 30, 2012 was $76,815. We believe that our cash on hand will be adequate to support our operations for approximately one month. In order to continue implementing our business plan, we will have to obtain additional funding, either through the sale of common stock or by borrowing. There is no guarantee that funds will be available to the Company when needed or that, if available, the debt financing would be on terms that are acceptable to the Company. If we are not able to obtain additional funding, we will not be able to fully implement our business plan.

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

As of April 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2012.

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

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

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

Neutra Corp.

Date: June 19, 2012	BY: /s/ Cindy Morrissey
Cindy Morrissey
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director