Form 10-Q
period 2012-07-31
NEUTRA CORP.
filed 2012-09-20
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,684,511 shares of common stock are issued and outstanding as of September 18, 2012.

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

NEUTRA CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	July 31, 2012	January 31, 2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,197	$28,852
Total current assets	9,197	28,852

TOTAL ASSETS	$9,197	$28,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,722	$15,463
Advances payable	148,145	47,205
Total current liabilities	175,867	62,668

Convertible note payable, net of discount of $43,295	3,910	—
Total liabilities	179,777	62,668

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 250,000,000 shares authorized, 600,011 shares issued and outstanding at July 31, 2012 and January 31, 2012	$60	$60
Additional paid-in capital	97,145	49,940
Deficit accumulated during the development stage	(267,785)	(83,816)
Total Stockholders’ Equity (Deficit)	(170,580)	(33,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,197	$28,852

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					For the Period
					from Inception
	Six Months Ended		Three Months Ended		January 11, 2011
	July 31		July 31		through
	2012	2011	2012	2011	July 31, 2012

OPERATING EXPENSES
General and administrative	$178,882	$17,952	$97,783	$17,387	$262,698

Net loss from operations	(178,882)	(17,952)	(97,783)	(17,387)	(262,698)

Other income (expense)
Interest expense	(5,087)	—	(5,087)	—	(5,087)

Net loss	$(183,969)	$(17,952)	$(102,870)	$(17,387)	$(267,785)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.31)	$(0.04)	$(0.17)	$(0.03)

Basic and diluted weighted average common shares outstanding	600,011	505,793	600,011	549,456

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – January 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.02 per share (par value $0.0001) on January 11, 2011	450,000	45	8,955	—	9,000

Loss for the period from inception on January 11, 2011 to January 31, 2011	—	—	—	(2,600)	(2,600)

Balance – January 31, 2011	450,000	45	8,955	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.2733 per share	150,011	15	40,985	—	41,000

Net loss	—	—	—	(81,216)	(81,216)

Balance – January 31, 2012	600,011	60	49,940	(83,816)	(33,816)

Discount on convertible note payable	—	—	47,205	—	47,205
Net loss	—	—	—	(183,969)	(183,969)

Balance – July 31, 2012	600,011	$60	$97,145	$(267,785)	$(170,580)

On August 8, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	Six Months Ended July 31,		For the Period from Inception (January 11, 2011) through July 31,
	2012	2011	2012
Operating activities
Net loss	$(183,969)	$(17,952)	$(267,785)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	3,910	—	3,910
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,259	(1,900)	27,722
Net cash used by operating activities	(167,800)	(19,852)	(236,153)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	148,145	—	195,350
Proceeds from issuance of common stock	—	41,000	50,000
Net cash provided by financing activities	148,145	41,000	245,350

Net (decrease) increase in cash	(19,655)	21,148	9,197

Cash at beginning of period	28,852	8,900	—

Cash at end of period	$9,197	$30,048	$9,197

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(July 31, 2012)

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

On June 20, 2012, Cindy Morrissey resigned her position as chief executive officer (“CEO”) and sole director of the Company. There was no disagreement between the Company and Ms. Morrissey at the time of her resignation from the Company.

On the same date, Michael-Shane Henderson was appointed as the Company’s new president, CEO and sole member of the Board of Directors. Mr. Henderson brings more than two decades of sales and management experience across a broad range of industries to Neutra Corp. From 2009 to 2011, he served as the executive project manager for Precision Site Works, a concrete contractor competing for multi-million dollar projects, where he was in charge of generating new sales leads, managing project costs/budgets, and securing favorable pricing. From 2008 to 2009, Mr. Henderson served as a project manager for Lone Star Striping and Paving, a commercial construction contractor. From 2002 to 2008, Mr. Henderson served as account executive and project manager for Global Asset Liquidators, a commercial construction dismantling company. He has also owned and run several businesses, including an equestrian supplement supply and brokerage company.

Mr. Henderson will be compensated $10,000 per month for his services. The Company and Mr. Henderson have not entered into a written employment agreement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards (“SFAS”) No. 7.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(July 31, 2012)

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the three-month period ended July 31, 2012 are not necessarily indicative of the results for the full fiscal year ending January 31, 2013.

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

On August 8, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split. This presentation is consistent with the guidance in ASC 260-10-55-12, Earnings Per Share, which requires retroactive restatement of earnings per share if a capital structure change due to a stock dividend, stock split or reverse split occurs after the date of the latest balance sheet, but before the release of the financial statements or the effective date of the registration statement, whichever is later.

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

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(July 31, 2012)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 2012, the Company has not emerged from the development stage and has generated a net loss since inception of $267,785. The Company has not generated positive cash flow from operations and does not expect to do so in the near future. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. CONVERTIBLE NOTES PAYABLE

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

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $47,205 on May 1, 2012. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable will be amortized to interest expense over the life of the note. Interest expense for the six months ended July 31, 2012 includes amortization expense of $3,910.

NOTE 5. SUBSEQUENT EVENTS

On September 10, 2012, the holder of the Convertible Promissory Note dated May 1, 2012, assigned principal in the total amount of $7,350 to three entities.  On September 12, 2012, those three entities elected to convert principal in the amount of $7,350 into 735,000 shares of common stock in accordance with the terms of the note.

On August 31, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $43,495 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2013. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

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

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(July 31, 2012)

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $43,495 on August 31, 2012. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable will be amortized to interest expense over the life of the note.

On September 7, 2012, the holder of the convertible note payable elected to convert the entire principal balance into 4,349,500 shares of common stock.  This resulted in a change in control of the Company.

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

On June 20, 2012, Cindy Morrissey resigned her position as chief executive officer (“CEO”) and sole director of the Company. There was no disagreement between the Company and Ms. Morrissey at the time of her resignation from the Company.

On the same date, Michael-Shane Henderson was appointed as the Company’s new president, CEO and sole member of the Board of Directors. Mr. Henderson brings more than two decades of sales and management experience across a broad range of industries to Neutra Corp. From 2009 to 2011, he served as the executive project manager for Precision Site Works, a concrete contractor competing for multi-million dollar projects, where he was in charge of generating new sales leads, managing project costs/budgets, and securing favorable pricing. From 2008 to 2009, Mr. Henderson served as a project manager for Lone Star Striping and Paving, a commercial construction contractor. From 2002 to 2008, Mr. Henderson served as account executive and project manager for Global Asset Liquidators, a commercial construction dismantling company. He has also owned and run several businesses, including an equestrian supplement supply and brokerage company.

Mr. Henderson will be compensated $10,000 per month for his services. The Company and Mr. Henderson have not entered into a written employment agreement.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company’s annual report on Form 10-K for the year ended January 31, 2012. Results or interim periods may not be indicative of results for the full year.

Six Months Ended July 31, 2012 compared to the Six Months Ended July 31, 2011

The Company did not generate any revenue during the six months ended July 31, 2012 or 2011.

General and administrative expenses during the six months ended July 31, 2012 were $178,882 compared to $17,952 for the six months ended July 31, 2011.  The increase in general and administrative expenses was the results of the Company’s increased operations in the areas of working with private label contractors to evaluate and test colon cleanse, weight loss and prostate support formulas. The increased general and administrative expense resulted in increased operating loss and net loss for the six months ended July 31, 2012 compared to the six months ended July 31, 2011.

Three Months Ended July 31, 2012 compared to the Three Months Ended July 31, 2011

The Company did not generate any revenue during the three months ended July 31, 2012 or 2011.

General and administrative expenses during the three months ended July 31, 2012 were $97,783 compared to $17,387 for the three months ended July 31, 2011.  The increase in general and administrative expenses was the results of the Company’s increased operations in the areas of working with private label contractors to evaluate and test colon cleanse, weight loss and prostate support formulas. The increased general and administrative expense resulted in increased operating loss and net loss for the three months ended July 31, 2012 compared to the three months ended July 31, 2011.

Liquidity and Capital Resources

At July 31, 2012, we had cash on hand of $9,197. Net cash used in operating activities for the six months ended July 31, 2012 was $167,800. We believe that our cash on hand will be adequate to support our operations for less than one month. In order to continue implementing our business plan, we will have to obtain additional funding, either through the sale of common stock or by borrowing. There is no guarantee that funds will be available to the Company when needed or that, if available, the debt financing would be on terms that are acceptable to the Company. If we are not able to obtain additional funding, we will not be able to fully implement our business plan.

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

As of July 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2012, the holder of a convertible promissory note payable in the amount of $43,495 elected to convert the entire principal balance into 4,349,500 shares of common stock.  This issuance resulted in a change in control of the Company.

On September 10, 2012, the holder of the Convertible Promissory Note dated May 1, 2012, assigned principal in the total amount of $7,350 to three entities.  On September 12, 2012, those three entities elected to convert principal in the amount of $7,350 into 735,000 shares of common stock in accordance with the terms of the note.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q. (1)

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)   To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: September 20, 2012	BY: /s/ Michael-Shane Henderson
Michael-Shane Henderson
President,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director