Form 10-Q
period 2012-10-31
NEUTRA CORP.
filed 2012-12-28
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-172417

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Florida	27-4505461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8875 Hidden River Parkway, Suite 300, Tampa, Florida 34243

                              813-367-2041

(Registrant’s telephone number, including area code)

3572 Shady Brook Lane, Sarasota, Florida 34243

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,684,511 shares of common stock are issued and outstanding as of December 20, 2012.

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

NEUTRA CORP.

(A Development Stage Company)

Balance Sheets

	October 31, 2012	January 31, 2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,580	$28,852
Total current assets	7,580	28,852

TOTAL ASSETS	$7,580	$28,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,518	$15,463
Advances payable	155,878	47,205
Total current liabilities	182,396	62,668

Convertible note payable, net of discount of $40,354	6,851	—
Total liabilities	189,247	62,668

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized 4,949,515 and 600,011 shares issued and outstanding at October 31, 2012 and January 31, 2012, respectively	$495	$60
Additional paid-in capital	183,700	49,940
Deficit accumulated during the development stage	(365,862)	(83,816)
Total Stockholders’ Equity (Deficit)	(181,667)	(33,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,580	$28,852

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended		For the Period from Inception (January 11, 2011) through
	October 31		October 31		October 31,
	2012	2011	2012	2011	2012

OPERATING EXPENSES
General and administrative	$229,527	$21,724	$50,645	$3,772	$313,343

Net loss from operations	(229,527)	(21,724)	(50,645)	(3,772)	(313,343)

Other income (expense)
Interest expense	(52,519)	—	(47,432)	—	(52,519)

Net loss	$(282,046)	$(21,724)	$(98,077)	$(3,772)	$(365,862)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.19)	$(0.04)	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	1,457,213	533,517	3,152,982	600,000

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – January 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.02 per share (par value $0.0001) on January 11, 2011	450,000	45	8,955	—	9,000
Net loss	—	—	—	(2,600)	(2,600)

Balance – January 31, 2011	450,000	45	8,955	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.2733 per share	150,011	15	40,985	—	41,000
Net loss	—	—	—	(81,216)	(81,216)

Balance – January 31, 2012 (audited)	600,011	60	49,940	(83,816)	(33,816)

Share correction related to reverse split	4	—	—	—	—
Common stock issued for conversion of note payable	4,349,500	435	43,060	—	43,495
Discount on convertible note payable	—	—	90,700	—	90,700
Net loss	—	—	—	(282,026)	(282,026)

Balance – October 31, 2012 (unaudited)	4,949,515	$495	$183,700	$(365,862)	$(181,667)

On August 8, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	Nine Months Ended October 31,		For the Period from Inception (January 11, 2011) through October 31,
	2012	2011	2012
Operating activities
Net loss	$(282,046)	$(21,724)	$(365,862)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	50,346	—	50,346
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,055	(1,694)	26,518
Accrued interest payable	2,173	—	2,173
Net cash used by operating activities	(218,472)	(23,418)	(286,825)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	197,200	—	244,405
Proceeds from issuance of common stock	—	41,000	50,000
Net cash provided by financing activities	197,200	41,000	245,350

Net (decrease) increase in cash	(21,272)	17,582	7,580

Cash at beginning of period	28,852	8,900	—

Cash at end of period	$7,580	$26,482	$7,580

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Conversion of advances into convertible notes payable	$90,700	$—	$90,700
Conversion of convertible notes payable into common stock	$43,495	$—	$43,495

The accompanying notes are an integral part of these financial statements.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2012)

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the period ended October 31, 2012 are not necessarily indicative of the results for the full fiscal year ending January 31, 2013.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2012)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2012, the Company has not emerged from the development stage and has generated a net loss since inception of $365,862. The Company has not generated positive cash flow from operations and does not expect to do so in the near future. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2012)

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $47,205 on May 1, 2012. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable will be amortized to interest expense over the life of the note. Interest expense for the nine months ended October 31, 2012 includes amortization expense of $6,851.

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

On September 7, 2012, the holder of the convertible note payable elected to convert the entire principal balance into 4,349,500 shares of common stock. This resulted in a change in control of the Company. As a result of the conversion, the entire discount in the amount of $43,495 was immediately amortized to interest expense.

NOTE 5. COMMON STOCK

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

Nine Months Ended October 31, 2012 compared to the Nine Months Ended October 31, 2011

The Company did not generate any revenue during the nine months ended October 31, 2012 or 2011.

General and administrative expenses during the nine months ended October 31, 2012 were $229,527 compared to $21,724 for the nine months ended October 31, 2011.  The increase in general and administrative expenses was the result of the Company’s increased operations in the areas of working with private label contractors to evaluate and test colon cleanse, weight loss and prostate support formulas. The increased general and administrative expense resulted in increased operating loss and net loss for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

Three Months Ended October 31, 2012 compared to the Three Months Ended October 31, 2011

The Company did not generate any revenue during the three months ended October 31, 2012 or 2011.

General and administrative expenses during the three months ended October 31, 2012 were $50,645 compared to $3,772 for the three months ended October 31, 2011.  The increase in general and administrative expenses was the result of the Company’s increased operations in the areas of working with private label contractors to evaluate and test colon cleanse, weight loss and prostate support formulas. The increased general and administrative expense resulted in increased operating loss and net loss for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.

Liquidity and Capital Resources

At October 31, 2012, we had cash on hand of $7,580. Net cash used in operating activities for the nine months ended October 31, 2012 was $218,472. We believe that our cash on hand will be adequate to support our operations for less than one month. In order to continue implementing our business plan, we will have to obtain additional funding, either through the sale of common stock or by borrowing. There is no guarantee that funds will be available to the Company when needed or that, if available, the debt financing would be on terms that are acceptable to the Company. If we are not able to obtain additional funding, we will not be able to fully implement our business plan.

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

As of October 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2012.

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

Neutra Corp.

Date: December 28, 2012	BY: /s/ Cindy Morrissey
Cindy Morrissey
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director