Form 10-Q/A
period 2012-10-31
NEUTRA CORP.
filed 2013-03-07
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended October 31, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended October 31, 2012, filed with the Securities and Exchange Commission on December 20, 2012.

Additionally, we corrected a typographical error on the Statement of Stockholders’ Equity (Deficit) on page 5. The “Net Loss” in the “Deficit Accumulated During the Development Stage” and “Total” columns was incorrectly stated as $(282,026). It is now correctly stated as $282,046. Also, we corrected a typographical error on the Statements of Cash Flow on page 6. The “Net Cash Provided by Financing Activities” in the “Period from Inception (January 11, 2011) through October 31, 2012” column was incorrectly stated as $245,350. It is now correctly stated as $294,405.

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

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – January 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.02 per share (par value $0.0001) on January 11, 2011	450,000	45	8,955	—	9,000
Net loss	—	—	—	(2,600)	(2,600)

Balance – January 31, 2011	450,000	45	8,955	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.2733 per share	150,011	15	40,985	—	41,000
Net loss	—	—	—	(81,216)	(81,216)

Balance – January 31, 2012 (audited)	600,011	60	49,940	(83,816)	(33,816)

Share correction related to reverse split	4	—	—	—	—
Common stock issued for conversion of note payable	4,349,500	435	43,060	—	43,495
Discount on convertible note payable	—	—	90,700	—	90,700
Net loss	—	—	—	(282,046)	(282,046)

Balance – October 31, 2012 (unaudited)	4,949,515	$495	$183,700	$(365,862)	$(181,667)

On August 8, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	Nine Months Ended October 31,		For the Period from Inception (January 11, 2011) through October 31,
	2012	2011	2012
Operating activities
Net loss	$(282,046)	$(21,724)	$(365,862)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	50,346	—	50,346
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,055	(1,694)	26,518
Accrued interest payable	2,173	—	2,173
Net cash used by operating activities	(218,472)	(23,418)	(286,825)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	197,200	—	244,405
Proceeds from issuance of common stock	—	41,000	50,000
Net cash provided by financing activities	197,200	41,000	294,405

Net (decrease) increase in cash	(21,272)	17,582	7,580

Cash at beginning of period	28,852	8,900	—

Cash at end of period	$7,580	$26,482	$7,580

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Conversion of advances into convertible notes payable	$90,700	$—	$90,700
Conversion of convertible notes payable into common stock	$43,495	$—	$43,495

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

(1)   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: March 7, 2013	BY: /s/ Cindy Morrissey
Cindy Morrissey
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director