Form 10-K
period 2013-01-31
NEUTRA CORP.
filed 2013-05-02
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 20__, to __________, 20__

Commission File Number

333-172417

Neutra Corp.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-4505461
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8875 Hidden River Parkway, Suite 300, Tampa, Florida 34243

(Address of Principal Executive Offices)

(813) 367-2041

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2012 was $3,539,991.

There were 7,169,515 shares of the Registrant’s common stock outstanding as of April 30, 2013.

NEUTRA CORP.

FORM 10-K INDEX

NEUTRA CORP.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Neutra Corp. industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

Neutra Corp. (the “Company”, “we”, “us” or “our”) is a development stage company incorporated in Florida on January 11, 2011 to market and participate in the Nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the Nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-market is the new thriving medical cannabis market which we will be doing our due diligence and participating in. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. In accordance with SFAS #7 we are considered to be in the development stage. We have established a fiscal year end of January 31.

On October 11, 2011, the Company launched its website. The website will be used initially to build brand recognition by providing the healthcare practitioners with education and support. We intend to accomplish this education and support process providing regular and frequent access to educational tools, such as webinars and live seminars. The website will continue to be developed to be used directly to market and sell nutraceutical products and support products to health practitioners, companies in production, and possibly the end user. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our intended products and to sell them under our brand. Although we plan to contract out and private label our products, we will not be adverse to partnerships and joint ventures with innovators in this market. We have not yet selected our intended products or the manufacturer.

We have narrowed our product focus to research and development in the following areas:  weight-loss, detox, men’s health, acid-alkali pH balance, anti-aging, sleep disorders, autism, pain management with the use of the new thriving medical cannabis products, and air space sanitation derived by nutraceutical technology.  We are continuously testing different ingredients and suppliers for purity and quality of transportation and storage of ingredients to preserve their potency. This will ensure that we are always at the top of the technology and purity of our products. In addition, we have contracted with a company that has the ability to infuse our formulations with a bio-energy infusion which enhances the efficacy of the ingredients on a sub-molecular level. For the time being we are in negotiations with veterans in the medical cannabis space in California for further involvement. We see many barriers to enter this market, which are: technology of delivery, which include: oral – baked, oral – capsule, topical, injections or microinjections, and inhalation.

Based upon the launch of our website, the Company is no longer a shell company (as defined in Rule 12b-2 of the Exchange Act) effective October 11, 2011.

On January 11, 2013, the Company executed an Option Agreement with Purlife Distributors Inc, and authorized distributor of DrivePur and Purteq products in Canada, (hereafter referred to as “Purlife”.  Purlife owns rights to market, in Canada, environmentally-friendly, sustainable and long-lasting antimicrobial solutions for indoor and outdoor surfaces.  The Option Agreement shall be for a period of ninety (90) days beginning from the date of the agreement.  The Company will pay Purlife a $5,000 non-refundable payment.  Under the option agreement, the Company, will have the right to conduct a due diligence review of Purlife with complete access to data, patent applications, financial statements and other pertinent information.  From the Option Agreement, the Company was able to form a Joint Venture with Purlife on February 1, 2013.

In their audit report dated May 1, 2013; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an outgoing business. If we do not raise additional capital within 12 months, we may be required to suspend or cease the implementation of our business plan.

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

Business Strategy

Our intended strategy is to build brand recognition by providing the healthcare practitioners, product end-users and producers with education and support and in turn these groups will educate, support, and will hopefully recommend our intended products to other practitioners, end-users and producers.

We intend to accomplish this education and support process by providing regular and frequent access to educational tools, such as webinars and live seminars. Although practitioners may have several supplement brands in their dispensary, when it comes to the moment of choice for that difficult patient and others, we are hoping that our strategy of providing good service and educational support influences them to choose us.

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

Our intended direct marketing and sales will be targeted to:

•

Members of the American Association for Health Freedom (American Association for Health Freedom has merged with Alliance for Natural Health)  www.anh-usa.org - These Physicians approach health from comprehensive perspective utilizing preventive medical techniques and less invasive, more natural methods of patient management including, homeopathic medicine, botanical medicine, psychology and counseling.

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

We intend to market and sell to these practitioners in these associations by utilizing our website, attending industry tradeshows and intend to enter into sales agency agreements with independent agents each of whom is granted exclusive rights to market and sell our intended products in their respective territory. We currently have no sales agreements.

We plan to have the following types of intended products private labeled for us by entrusting the manufacturing to a nutraceutical contractor that we anticipate to be sold under our brand name. We have contracted two private label contractors for preliminary product formulations and ordered and begun trial testing of three products; colon cleanse, weight loss and prostate support.  It is too soon in testing to determine if results will lead to manufacture and distribution of these products.

Typical Intended Private Label Products

We are currently working with private label contractors to evaluate and test colon cleanse, weight loss and prostate support formulas.  It is too early to determine if results will lead to the manufacture and distribution of these products. In the future, we might distribute one or several of the following types of products.

•	Aging
•	Antioxidants/Flavonoids
•	Circulatory Support
•	Cognitive Support
•	Detoxification Support
•	Endocrine Support
•	Essential Fatty Acids
•	Gastrointestinal Support
•	Immune Support
•	Men’s Health
•	Minerals
•	Mood/Sleep Support
•	Multiples
•	Musculoskeletal Support
•	Neurological Support
•	Proteins/Amino Acids
•	Vitamins
•	Women’s Health
•	Veterinary Products

If we decide to proceed with the manufacture and distribution of the products currently being tested, we anticipate it will take 12 months to start marketing this intended product line. We intend to utilize consultants to assist in the execution of the stages in executing the business plan.

We have not accomplished any of our intended efforts to date. We have not generated any revenues to date. We will not have the necessary capital to develop our Business Plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change plans. We have no revenue, have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities and borrowings to fund operations.

With our business relationship with Purlife-CA, we are trying to bring their products to the automotive industry, hotels, hospitals, and even residential homes.

Along with these products, we are exploring the medical cannabis market and we will quickly come to market with the products we intend to produce by outsourcing.

Manufacturing

As discussed above, we intend to outsource manufacturing to a private labeler.

Market

According to the Natural Marking Institute (NMI), Harleysville, PA, retail sales within the U.S. consumer packaged goods health and wellness industry reached almost $142 billion in 2009, representing an overall growth of 5% over the previous year. http://bourne-partners.com/content/media/articles/38.pdf

Although our projected market is sizeable we will not have the necessary capital to develop or execute our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms.

Currently, the medical marijuana market in the U.S. is worth $1.7 billion, with that figure expected to rise as more and more markets open up across the country. http://medicalmarijuanamarkets.com/see-change-strategy-in-the-news/ Demand for high-quality medicinal buds could potentially spur retail medical marijuana sales to an estimated $6 billion by 2018. http://finance.yahoo.com/news/ntrr-explores-multiple-avenues-entry-090000198.html

COMPETITION

We intend to compete against small companies like ours, as well as large companies that have similar businesses. Additionally, we will be competing with large companies that will sell products similar to or competitive with ours. Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do.

There are competitors in this market sector with similar products that may infringe our intended customer base and adversely affect our business.

The following companies represent the potential competition in this industry.

•	Thone Research
•	The Vitamin Company
•	Nutraceutical International Corporation
•	Protocol For Life
•	Medagenics
•	Standard Process

EMPLOYEES AND EMPLOYMENT AGREEMENTS

On June 20, 2012, Cindy Morrissey resigned her position as chief executive officer (“CEO”) and sole director of Neutra Corp. (the “Company”). There was no disagreement between the Company and Ms. Morrissey at the time of her resignation from the Company.

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

On November 21, 2012, Michael-Shane Henderson resigned his position as chief executive officer (“CEO”) and sole director of Neutra Corp. (the “Company”). There was no disagreement between the Company and Mr. Henderson at the time of his resignation from the Company.

On the same date, Cindy Morrissey was appointed as the Company’s new president, CEO and sole member of the Board of Directors.

Ms. Morrissey will be compensated $10,000 per month for her services. The Company and Ms. Morrissey have not entered into a written employment agreement.

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

We maintain our corporate offices at 8875 Hidden River Parkway, Suite 300, Tampa, Florida 34243. Our telephone number is (813) 367-2041.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low
Fiscal Year Ended January 31, 2013
Quarter ended January 31, 2013	$1.22	$0.10
Quarter ended October 31, 2012	$1.50	$0.50
Quarter ended July 31, 2012	$6.00	$0.27
Quarter ended April 30, 2012	$46.00	$1.60

Fiscal Year Ended January 31, 2012
Quarter ended January 31, 2012	$47.00	$22.00
Quarter ended October 31, 2011	$26.00	$25.20

HOLDERS

As of the date of this filing, there were 3 holders of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on April 30, 2013, as quoted by OTC Markets Group, Inc., was $1.65. There were 7,169,515 shares of common stock issued and outstanding as of March 29, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

On August 8, 2012, the Company effected a one-for-twenty reverse stock split. All share are per share amounts have been retroactively restated to reflect the reverse split. During the year ended January 31, 2013, there were no other modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2013.

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

Background of our company

We are a development stage company incorporated in Florida on January 11, 2011 to market and sell nutraceutical supplement products to health practitioners. Our fiscal year end is January 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash in order to continue as a going concern.

From inception through January 31, 2013, our business operations have primarily been focused on developing our business plan and the commencement of business operations including launching our website, hiring consultants and advisors, establishing an office and beginning research and development of products. We have not generated any revenue from business operations.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of January 31, 2013, we had cash on hand of $7,100.

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

We incurred a net loss of $365,754 for the year ended January 31, 2013, and had a working capital deficit of $255,891 as of January 31, 2013.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended January 31, 2013 was $244,732.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the fiscal year ended January 31, 2013 compared to the Results of Operations for the fiscal year ended January 31, 2012

General and Administrative Expenses

General and administrative expenses increased in the fiscal year ended January 31, 2013 as compared to January 31, 2012 from $81,216 to $308,055 which was primarily due to management and consulting fees associated with establishment of a new business along with increased regulatory and other fees associated with being a publicly traded company.

Loss from Operations

The increase in our operating loss for the fiscal year ended January 31, 2013 as compared to January 31, 2013 from $81,216 to $365,754 is due to the increase in general and administrative expenses described above. In addition, our interest expense has increased to $57,699 associated with the convertible notes we entered into during the year ended January 31, 2013.

Net Loss

We recognized a net loss of $365,754 for the fiscal year ended January 31, 2013 as compared to a loss of $81,216 for the fiscal year ended January 31, 2012.  The change in net loss is primarily attributable to the change in operating loss described above.

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

Through January 31, 2013, we have incurred cumulative losses since inception of $449,570. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $255,891.

As of January 31, 2013, we had $7,100 of cash on hand. This amount of cash will be adequate to fund our operations for approximately four months.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2013 and 2012.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

Neutra Corp.

(A Development Stage Enterprise)

Financial Statements

January 31, 2013

2451 North McMullen Booth Road Suite 308 Clearwater, FL 33759-1352 (737) 452-4803 Cell (855) 334-0934 Toll free

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Neutra Corp.

3572 Shady Brook Lane

Sarasota, FL 34243

We have audited the accompanying balance sheet of Neutra Corp. (the “Company”) as of January 31, 2013 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from  January 11, 2011 (date of inception) through January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neutra Corp. as of January 31, 2013 and the results of its operations and its cash flows for the years then ended and for the period Janaury 11, 2011 (date of inception) through Janaury 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses, has not generated revenue, has not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants

Clearwater, FL

May 1, 2013

Peter Messineo, CPA 1982 Otter Way Palm Harbor, FL 34685 T: (727) 421-6268 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

May 3, 2012

Neutra Corp.

(A Development Stage Corporation)

Balance Sheets

(Audited)

	January 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,100	$28,852
Total current assets	7,100	28,852

TOTAL ASSETS	$7,100	$28,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$83,506	$15,463
Advances payable	179,485	47,205
Total liabilities	262,991	62,668

Convertible note payable, net of discount of $37,721	9,484	––

TOTAL LIABILITIES	272,475	62,668

COMMITMENTS AND CONTINGENCIES	––	––

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,949,515 and 600,011 shares issued and outstanding, respectively	495	60
Additional paid-in capital	183,700	49,940
Deficit accumulated during the development stage	(449,570)	(83,816)
Total Stockholders’ Deficit	(265,375)	(33,816

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$7,100	$28,852

The accompanying notes are an integral part of the audited financial statements

Neutra Corp.

(A Development Stage Corporation)

Statements of Operations

(Audited)

	Year ended January 31,	Year ended January 31,	For the Period from Inception (January 11, 2011) through January 31,
	2013	2012	2013

REVENUE	$––	$––	$––

OPERATING EXPENSE:
General and administrative	308,055	81,216	391,871

LOSS FROM OPERATIONS	(308,055)	(81,216)	(391,871)

OTHER EXPENSE
Interest expense	(57,699)	––	(57,699)

NET LOSS BEFORE INCOME TAXES	(365,754)	(81,216)	(449,570)

INCOME TAX PROVISION	––	––	––

NET LOSS	$(365,754)	$(81,216)	$(449,570)

Net loss per common share:
-basic and fully diluted	$(0.16)	$(0.15)

Weighted average number of common shares outstanding:
-basic and fully diluted	2,339,813	550,274

The accompanying notes are an integral part of the audited financial statements.

Neutra Corp.

(A Development Stage Corporation)

Statement of Changes in Stockholders’ Deficit

For the Period from January 11, 2011 (Date of Inception) through January 31, 2013

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, January 11, 2011, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock to founder for cash, January 11, 2011, $0.001 per share	450,000	45	8,955	—	9,000
Net loss for the period	—	—	—	(2,600)	(2,600)
Balance, January 31, 2011	450,000	45	8,955	(2,600)	6,400

Issuance of common stock for cash, June 1, 2011, $0.0137 per share	150,011	15	40,985	—	41,000
Net loss	—	—	—	(81,216)	(81,216)

Balance, January 31, 2012	600,011	60	49,940	(83,816)	(33,816)

Share correction related to reverse split	4	—	—	—	—
Common stock issued for conversion of note payable	4,349,500	435	43,060	—	43,495
Discount on convertible notes payable	—	—	90,700	—	90,700
Net loss for the period	—	—	—	(365,754)	(365,754)

Balance, January 31, 2013	4,949,515	$495	$183,700	$(449,570)	$(265,375)

On August 8, 2012, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of the audited financial statements

Neutra Corp.

(A Development Stage Corporation)

Statements of Cash Flows

	Year ended January 31,	Year ended January 31,	For the Period from Inception (January 11, 2011) through January 31,
	2013	2012	2013
Operating activities
Net loss	$(365,754)	$(81,216)	$(449,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	59,979	—	52,979
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	68,043	12,963	83,506
Net cash used by operating activities	(244,732)	(68,253)	(313,085)

Financing activities
Proceeds from advances	222,980	47,205	270,185
Proceeds from issuance of common stock	—	41,000	50,000
Net cash provided by financing activities	222,980	88,205	320,185

Net increase in cash	(21,752)	19,952	7,100

Cash at beginning of period	28,852	8,900	—

Cash at end of period	$7,100	$28,852	$7,100

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest expense	$—	$—	$—
Cash paid for taxes expense	$—	$—	$—

Non-cash investing and financing transactions:
Conversion of advances into convertible note payable	$90,700	$—	$90,700
Conversion of convertible note payable into common stock	$43,495	$—	$43,495

The accompanying notes are an integral part of the audited financial statements.

Neutra Corp.

(A Development Stage Corporation)

Notes to Financial Statements

January 31, 2013

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

On January 11, 2013, the Company executed an Option Agreement with Purlife Distributors Inc, and authorized distributor of DrivePur and Purteq products in Canada, (hereafter referred to as “Purlife”.  Purlife owns rights to market, in Canada, environmentally-friendly, sustainable and long-lasting antimicrobial solutions for indoor and outdoor surfaces.  The Option Agreement shall be for a period of ninety (90) days beginning from the date of the agreement.  The Company will pay Purlife a $5,000 non-refundable payment.  Under the option agreement, the Company, will have the right to conduct a due diligence review of Purlife with complete access to data, patent applications, financial statements and other pertinent information.  From the Option Agreement, the Company was able to form a Joint Venture with Purlife on February 1, 2013.

Through January 31, 2013, the Company was in the development stage and has not generated revenues. The Company has incurred losses since inception aggregating $449,570. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. GOING CONCERN

For the fiscal year ended January 31, 2013, the Company had a net loss of $365,754 and negative cash flow from operations of $244,732. As of January 31, 2013, the Company has negative working capital of $255,891.  The Company has not emerged from the development stage.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan.  Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations.  There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

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

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

Development Stage Entity - The Company is a development stage company as defined by FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $7,100 and $28,852 at January 31, 2013 and 2012, respectively.

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the periods ended January 31, 2013 and 2012.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Advertising Costs - The Company’s policy regarding advertising is to expense advertising costs as incurred.  The Company incurred $922 and $1,669 of advertising costs for the fiscal years ended January 31, 2013 and 2012, respectively.

Income Taxes - The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of January 31, 2013 or 2012.

Earnings (Loss) Per Share - Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At January 31, 2013 and 2012, the Company did not have any potentially dilutive common shares.

Related Parties - The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending January 31, 2013 and 2012 totaled $0.

Financial instruments - The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

4. RELATED PARTY TRANSACTIONS

In January 11, 2011, the Company sold 450,000 shares of common stock to Sarah Keck, its founder and former CEO, for $0.001 per share.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

5. ADVANCES FROM THIRD PARTIES

During the year ended January 31, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $222,980. The total amounts due under these advances as of January 31, 2013 and 2012 were $179,485 and $47,605, respectively. These advances are not collateralized and are due on demand. As a result, they are included in current liabilities at January 31, 2013 and 2012.

6. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended January 31, 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	Fiscal Year ended January 31, 2013	Fiscal Year ended January 31, 2012
Tax benefit at U.S. statutory rate	$153,000	$22,000
Valuation allowance	(153,000)	(22,000)
	$—	$—

The Company has net operating loss carryforwards of approximately $450,000 which will begin expiring in 2031.

NOTE 7. CONVERTIBLE NOTES PAYABLE

On May 1, 2012, the Company signed a Convertible Promissory Note, effective as of February 1, 2012, which refinanced non-interest bearing advances in the amount of $47,205 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on February 1, 2014. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder at the rate of $0.01 per share.

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

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $47,205 on May 1, 2012. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable will be amortized to interest expense over the life of the note. Interest expense for the fiscal year ended January 31, 2013 amortization expense of $9,484.

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

8. COMMON STOCK

On January 11, 2011, The Company issued 450,000 shares of common stock to the founder for cash proceeds of $9,000.

On June 1, 2011, the Company issued 150,011 shares of common stock for cash proceeds of $41,000.

On August 8, 2012, the Company effected a one-for-20 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

On September 7, 2012, the holder of the convertible note payable dated August 31, 2012 elected to convert the entire principal balance of $43,495 into 4,349,500 shares of common stock.

9. SUBSEQUENT EVENTS

On February 1, 2013, the Company entered into a Joint Venture Agreement with Purlife.  The Joint Venture was created towards developing and marketing the brands represented by Purlife.  Purlife will execute the business plan or other programs as agreed to as well as make any necessary disbursements on behalf of the Joint Venture, and collect and distribute profits in accordance with the ownership percentages.  The Joint Venture will allocate profits for a period of 3 years with the Company receiving 10% and the Joint Venture receiving 90%.  All loss and disbursements incurred by Purlife in acquiring, holding and protecting the business interest and the net profits shall, during the period of the venture be paid by Purlife.  All losses incurred by the Parties will be limited to their financial contribution to the Joint Venture.  The Company will provide consulting to the Joint Venture and participate in strategic and operation decisions as required.

The Company will be a way of providing start up and operating expenses such as to facilitate the completion of the undertaking of the Business.

The Company commits to fund $70,000 of the cash flow requirements as set forth in an approved budget prepared by Purlife in regular contributions of $5,000.  The Company’s obligation to continue funding is solely at the discretion of the Company.

On February 6, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $4,900 into 490,000 shares of common stock in accordance with the terms of the note payable.

On March 12, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $4,900 into 490,000 shares of common stock in accordance with the terms of the note payable.

On March 20, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $5,900 into 590,000 shares of common stock in accordance with the terms of the note payable.

On April 15, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $3,250 into 325,000 shares of common stock in accordance with the terms of the note payable.

On April 24, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $3,250 into 325,000 shares of common stock in accordance with the terms of the note payable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 10, 2013, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered public accountant due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The reports of Peter Messineo, CPA as of and for the fiscal years ended January 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended January 31, 2012 and 2011, and through each subsequent period, there have been no disagreements with Peter Messineo, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On January 10, 2013, The Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

As of January 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, manage,ment is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Cindy Morrissey 3572 Shady Brook Lane Sarasota, FL 34243	66	President; Secretary/Treasurer; Principal Executive Officer; Principal Financial Officer and sole member of the Board of Directors

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

Our Board of Directors is comprised of solely of Ms. Morrissey who is involved in our day to day operations.  We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Ms. Morrissey is paid $10,000 per month for her services to the Company. She does not have a written employment agreement with the Company.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the fiscal year ended January 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Cindy Morrissey, President, CEO, Chairman of the Board	2013 2012 2011	62,500 30,000	— — —	— — —	— — —	— — —	— — —	— — —	$ 62,500 $ 30,000 $ —
Michael Shane Henderson, Former President, CEO, Chairman of the Board	2013 2012 2011	56,385 — —	— — —	— — —	— — —	— — —	— — —	— — —	$ 56,385 $ — $ —
Sarah Keck, Former President, CEO, Chairman of the Board	2013 2012 2011	— — —	— — —	— — —	— — —	— — —	— — —	— — —	$ — $ — $ —

OUTSTANDING EQUITY AWARDS AT JANUARY 31, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Cindy Morrissey	0	0	0	0	0	0	0	0	0
Michael Shane Henderson	0	0	0	0	0	0	0	0	0
Sarah Keck	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board. We have no non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth certain information as of March 29, 2013, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Boxcar Transportation Corp. 65 East Street House No. 35 Panama City, Panama	4,349,500	66.7%
Rosentax Investments SP z o. o. Al. Jerozolimskie 56C Warsaw 00-803 Poland	450,000	6.9%
Cindy Morrissey	—	—%

All directors and executive officers as a group (1 person)	—	—%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended January 31, 2013, we were billed by our accountants, Peter Messineo, CPA, approximately $4,150 for audit and review fees.

Tax Fees

During the year ended January 31, 2013, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for tax work.

All Other Fees

During the year ended January 31, 2013, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (2) (3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed or furnished herewith.
(3)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUTRA CORP.

Dated: May 1, 2013	By:	/s/ Cindy Morrissey
Cindy Morrissey
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director