Form 10-Q
period 2013-04-30
NEUTRA CORP.
filed 2013-06-19
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

____________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,234,515 shares of common stock are issued and outstanding as of June 18, 2013.

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

PART I – FINANCIAL INFORMATION

These financial statements have not been reviewed by our Independent Registered Public Accounting Firm.

NEUTRA CORP.

(A Development Stage Company)

Balance Sheets

	April 30, 2013	January 31, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$138,943	$7,100
Total current assets	138,943	7,100

TOTAL ASSETS	$138,943	$7,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$146,339	$83,506
Advances payable	333,815	179,485
Total current liabilities	480,154	262,991

Convertible note payable, net of discount of $113,409 and $37,721	16,246	9,484
Total liabilities	496,400	272,475

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized 7,169,515 and 4,949,515 shares issued and outstanding at April 30, 2013 and January 31, 2013, respectively	$717	$495
Additional paid-in capital	310,328	183,700
Deficit accumulated during the development stage	(668,502)	(449,570)
Total Stockholders’ Equity (Deficit)	(357,457)	(265,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$138,943	$7,100

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended		For the Period from Inception (January 11, 2011) through
	April 30,		April 30,
	2013	2012	2013

OPERATING EXPENSES
General and administrative	$187,340	$81,099	$579,211

Net loss from operations	(187,340)	(81,099)	(579,211)

Other income (expense)
Interest expense	(31,592)	—	(89,291)

Net loss	$(218,932)	$(81,099)	$(668,502)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.04)	$(0.01)

Basic and diluted weighted average common shares outstanding	6,070,197	12,000,000

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – January 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.02 per share (par value $0.0001) on January 11, 2011	450,000	45	8,955	—	9,000
Net loss	—	—	—	(2,600)	(2,600)

Balance – January 31, 2011	450,000	45	8,955	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.2733 per share	150,011	15	40,985	—	41,000
Net loss	—	—	—	(81,216)	(81,216)

Balance – January 31, 2012 (audited)	600,011	60	49,940	(83,816)	(33,816)

Share correction related to reverse split	4	—	—	—	—
Common stock issued for conversion of note payable	4,349,500	435	43,060	—	43,495
Discount on convertible note payable	—	—	90,700	—	90,700
Net loss	—	—	—	(365,754)	(365,754)

Balance – January 31, 2013 (audited)	4,949,515	$495	$183,700	$(449,570)	$(265,375)

Common stock issued for conversion of convertible note payable	2,220,000	222	21,978	—	22,200
Discount on convertible note payable	—	—	104,650	—	104,650
Net loss	—	—	—	(218,932)	(218,932)

Balance – April 30, 2013 (unaudited)	7,169,515	$717	$310,328	$(668,502)	$(357,457)

On August 8, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	Three Months Ended April 30,		For the Period from Inception (January 11, 2011) through April 30,
	2013	2012	2013
Operating activities
Net loss	$(218,932)	$(81,099)	$(668,502)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	28,962	—	81,941
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	62,833	4,284	146,339
Net cash used by operating activities	(127,137)	(76,815)	(440,222)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	258,980	—	529,165
Proceeds from issuance of common stock	—	72,900	50,000
Net cash provided by financing activities	258,980	72,900	579,165

Net (decrease) increase in cash	131,843	(3,915)	138,943

Cash at beginning of period	7,100	28,852	—

Cash at end of period	$138,943	$24,937	$138,943

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Conversion of advances into convertible notes payable	$22,200	$—	$112,900
Conversion of convertible notes payable into common stock	$104,650	$—	$148,145

The accompanying notes are an integral part of these financial statements.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on January 11, 2011, as a for-profit company, and an established fiscal year end of January 31. We intend to market and participate in the Nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the Nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new triving medical cannabis market which we will be doing our due diligence and participating in. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. To date, we have not approached a contractor to have any of our intended private label brand supplement products.

We have narrowed our product focus to research and development in the following areas: weight-loss, detox, men’s health, acid-alkali pH balance, anti-aging, sleep disorders, autism, pain management with the use of the new thriving medical cannabis products, and air space sanitation derived by nutraceutical technology. We are continuously testing different ingredients and suppliers for purity and quality of transportation and storage of ingredients to preserve their potency. This will ensure that we are always at the top of the technology and purity of our products. In addition, we have contracted with a company that has the ability to infuse our formulations with a bio-energy infusion which enhances the efficacy of the ingredients on a sub-molecular level. For the time being we are in negotiations with veterans in the medical cannabis space in California for further involvement. We see many barriers to enter this market, which are: technology of delivery, which include: oral - baked, oral - capsule, topical, injections or microinjections, and inhalation.

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

Through April 30, 2013, the Company was in the development stage and has not generated revenues. The Company has incurred losses since inception aggregating $668,502. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. GOING CONCERN

For the three months ended April 30, 2013, the Company had a net loss of $218,932 and negative cash flow from operations of $127,137. As of April 30, 2013, the Company has negative working capital of $341,211.  The Company has not emerged from the development stage.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The accompanying financial statements have not been reviewed by our independent registered public accounting firm.

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

Interim Financial Statements – The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the period ended April 30, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

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

Income Taxes - The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of April 30, 2013 or January 31, 2013.

Earnings (Loss) Per Share - Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At April 30, 2013 and 2012, the Company did not have any potentially dilutive common shares.

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

NOTE 4. JOINT VENTURE

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

NOTE 5. CONVERTIBLE NOTES PAYABLE

On February 28, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $104,650 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on February 28, 2013. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.10 per share.

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

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $104,650 on February 28, 2013. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable will be amortized to interest expense over the life of the note.

On February 6, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $4,900 into 490,000 shares of common stock in accordance with the terms of the note payable. As a result of the conversion, unamortized discount associated with the converted principal in the amount of $3,920 was immediately amortized to interest expense. There was no gain or loss recognized on the conversion as it was effected in accordance with the terms of the convertible note payable.

On March 12, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $4,900 into 490,000 shares of common stock in accordance with the terms of the note payable. As a result of the conversion, unamortized discount associated with the converted principal in the amount of $3,802 was immediately amortized to interest expense. There was no gain or loss recognized on the conversion as it was effected in accordance with the terms of the convertible note payable.

On March 20, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $5,900 into 590,000 shares of common stock in accordance with the terms of the note payable. As a result of the conversion, unamortized discount associated with the converted principal in the amount of $4,503 was immediately amortized to interest expense. There was no gain or loss recognized on the conversion as it was effected in accordance with the terms of the convertible note payable.

On April 15, 2013, the holder of the convertible note payable dated May 1, 2012, elected to convert principal in the amount of $6,500 into 650,000 shares of common stock in accordance with the terms of the note payable. As a result of the conversion, unamortized discount associated with the converted principal in the amount of $4,822 was immediately amortized to interest expense. There was no gain or loss recognized on the conversion as it was effected in accordance with the terms of the convertible note payable.

NOTE 6. COMMON STOCK

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

On February 6, 2013, the Company issued 490,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,900.

On March 12, 2013, the Company issued 490,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,900.

On March 20, 2013, the Company issued 590,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $5,900.

On April 15, 2013, the Company issued 650,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $6,500.

NOTE 7. SUBSEQUENT EVENTS

On May 3, 2013, the Company issued 325,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $3,250.

On May 17, 2013, the Company issued 370,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $3,700.

On May 22, 2013, the Company issued 370,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $3,700.

On June 14, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company’s annual report on Form 10-K for the year ended January 31, 2013. Results or interim periods may not be indicative of results for the full year.

Three months Ended April 30, 2013 compared to the Three months Ended April 30, 2013

The Company did not generate any revenue during the three months ended April 30, 2013 or 2012.

General and administrative expenses during the three months ended April 30, 2013 were $187,340 compared to $81,099 for the three months ended April 30, 2012.  The increase in general and administrative expenses was the result of the Company’s increased operations in the areas of working with private label contractors to evaluate and test colon cleanse, weight loss and prostate support formulas. The increased general and administrative expense resulted in increased operating loss and net loss for the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

Liquidity and Capital Resources

At April 30, 2013, we had cash on hand of $138,943. Net cash used in operating activities for the three months ended April 30, 2013 was $127,137. We believe that our cash on hand will be adequate to support our operations for less than one month. In order to continue implementing our business plan, we will have to obtain additional funding, either through the sale of common stock or by borrowing. There is no guarantee that funds will be available to the Company when needed or that, if available, the debt financing would be on terms that are acceptable to the Company. If we are not able to obtain additional funding, we will not be able to fully implement our business plan.

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

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 6, 2013, the Company issued 490,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,900.

On March 12, 2013, the Company issued 490,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,900.

On March 20, 2013, the Company issued 590,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $5,900.

On April 15, 2013, the Company issued 650,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $6,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q. (1)

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)  To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: June 19, 2013	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director