Form 10-Q/A
period 2013-04-30
NEUTRA CORP.
filed 2013-06-26
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,634,515 shares of common stock are issued and outstanding as of June 18, 2013.

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2013 (“Form 10-Q”) is to remove all references which stated that the financial statements included in this report had not been reviewed by our Independent Registered Public Accounting Firm.

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

PART I – FINANCIAL INFORMATION

NEUTRA CORP.

(A Development Stage Company)

Condensed Balance Sheets

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

The accompanying notes are an integral part of these condensed financial statements.

NEUTRA CORP.

(A Development Stage Company)

Condensed Statements of Operations

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

The accompanying notes are an integral part of these condensed financial statements.

NEUTRA CORP.

(A Development Stage Company)

Condensed Statements of Stockholders’ Equity (Deficiency)

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

The accompanying notes are an integral part of these condensed financial statements.

NEUTRA CORP.

(A Development Stage Company)

Condensed Statements of Cash Flow

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

The accompanying notes are an integral part of these condensed financial statements.

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

On January 11, 2013, the Company executed an Option Agreement with Purlife Distributors Inc., and authorized distributor of DrivePur and Purteq products in Canada, (hereafter referred to as “Purlife”.  Purlife owns rights to market, in Canada, environmentally-friendly, sustainable and long-lasting antimicrobial solutions for indoor and outdoor surfaces.  The Option Agreement shall be for a period of ninety (90) days beginning from the date of the agreement.  The Company will pay Purlife a $5,000 non-refundable payment.  Under the option agreement, the Company, will have the right to conduct a due diligence review of Purlife with complete access to data, patent applications, financial statements and other pertinent information.  From the Option Agreement, the Company was able to form a Joint Venture with Purlife on February 1, 2013.

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

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $138,943 and $7,100 at April 30, 2013 and January 31, 2013, respectively.

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

Related Parties - The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending April 30 , 2013 and 2012 totaled $0.

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

The Company committed to fund $70,000 of the cash flow requirements as set forth in an approved budget prepared by Purlife in regular contributions of $5,000. The Company’s obligation to continue funding is solely at the discretion of the Company. At April 30, 2013, the Company’s remaining commitment totaled $5,000.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Neutra Corp. (the “Company”, “we”, “us” or “our”) is a development stage company incorporated in Florida on January 11, 2011 to market and participate in the Nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the Nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-market is the new thriving medical cannabis market which we will be doing our due diligence and participating in. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. In accordance with ASC 915, Development Stage Entities we are considered to be in the development stage. We have established a fiscal year end of January 31.

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

On January 11, 2013, the Company executed an Option Agreement with Purlife Distributors Inc., an authorized distributor of DrivePur and Purteq products in Canada, (hereafter referred to as “Purlife”). Purlife owns rights to market, in Canada, environmentally-friendly, sustainable and long-lasting antimicrobial solutions for indoor and outdoor surfaces. The Option Agreement shall be for a period of ninety (90) days beginning from the date of the agreement. The Company will pay Purlife a $70,000 non-refundable payment. Under the option agreement, the Company, will have the right to conduct a due diligence review of Purlife with complete access to data, patent applications, financial statements and other pertinent information. From the Option Agreement, the Company was able to form a Joint Venture with Purlife on February 1, 2013.

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

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our January 31, 2013 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April 30, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were inadequate and ineffective and not designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For a full discussion of internal control over financial reporting, please refer to Item 9,A “Controls and Procedures” in our January 31, 2013 Annual Report on Form 10-K.

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

Neutra Corp.

Date: June 25, 2013	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director