Form 10-K/A
period 2013-01-31
NEUTRA CORP.
filed 2013-09-16
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 31, 2013 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the period ended January 31, 2013, filed with the Securities and Exchange Commission on May 2, 2013.

Additionally, we corrected a typographical error on the Statements of Cash Flows on page 16. The “Amortization of discount on convertible note payable” in the “Year ended January 31, 2013” column was incorrectly stated as $59,979. It is now correctly stated as $52,979.

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

The accompanying notes are an integral part of the audited financial statements

Neutra Corp.

(A Development Stage Corporation)

Statements of Cash Flows

	Year ended January 31,	Year ended January 31,	For the Period from Inception (January 11, 2011) through January 31,
	2013	2012	2013
Operating activities
Net loss	$(365,754)	$(81,216)	$(449,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	52,979	—	52,979
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	68,043	12,963	83,506
Net cash used by operating activities	(244,732)	(68,253)	(313,085)

Financing activities
Proceeds from advances	222,980	47,205	270,185
Proceeds from issuance of common stock	—	41,000	50,000
Net cash provided by financing activities	222,980	88,205	320,185

Net increase in cash	(21,752)	19,952	7,100

Cash at beginning of period	28,852	8,900	—

Cash at end of period	$7,100	$28,852	$7,100

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest expense	$—	$—	$—
Cash paid for taxes expense	$—	$—	$—

Non-cash investing and financing transactions:
Conversion of advances into convertible note payable	$90,700	$—	$90,700
Conversion of convertible note payable into common stock	$43,495	$—	$43,495

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

NEUTRA CORP.

Dated: September 16, 2013	By:	/s/ Sydney Jim
Sydney Jim
President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer, Secretary, Treasurer, Director