Form 10-Q/A
period 2013-04-30
NEUTRA CORP.
filed 2013-09-16
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2 )

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

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended April 30, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q Amendment No. 1 for the period ended April 30, 2013, filed with the Securities and Exchange Commission on June 26, 2013.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer

32.1 *	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 **	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Previously submitted.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: September 16, 2013	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director