Form 10-Q
period 2013-10-31
NEUTRA CORP.
filed 2013-12-20
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

(Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,004,515 shares of common stock are issued and outstanding as of December 18, 2013.

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of October 31, 2013 and January 31, 2013 (unaudited)	3
	Statements of Operations for the nine months and three months ended October 31, 2013 and 2012 and for the period from January 11, 2011 (date of inception) through October 31, 2013 (unaudited)	4
	Statements of Changes in Stockholders’ Equity (Deficit) for the period from January 11, 2011 (date of inception) through October 31, 2013 (unaudited)	5
	Statements of Cash Flows for the nine months ended October 31, 2013 and 2012 and for the period from January 11, 2011 (date of inception) through October 31, 2013 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	17
Item 1A.	Risk Factors.	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3.	Defaults Upon Senior Securities.	17
Item 4.	Mine Safety Disclosures.	17
Item 5.	Other Information.	18
Item 6.	Exhibits.	18

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEUTRA CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	October 31, 2013	January 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91,087	$7,100
Total current assets	91,087	7,100

TOTAL ASSETS	$91,087	$7,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$122,737	$83,506
Accounts payable and accrued liabilities – related party	5,700	—
Advances payable	—	179,485
Total current liabilities	128,437	262,991

Convertible note payable, net of current portion and discount of $837,117 and $37,721	84,778	9,484
Total liabilities	213,215	272,475

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized 11,904,515 and 4,949,515 shares issued and outstanding at October 31, 2013 and January 31, 2013, respectively	$1,191	$495
Additional paid-in capital	1,171,907	183,700
Deficit accumulated during the development stage	(1,295,226)	(449,570)
Total Stockholders’ Equity (Deficit)	(122,128)	(265,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$91,087	$7,100

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					For the Period
					from Inception
	Nine Months Ended		Three Months Ended		January 11, 2011
	October 31		October 31		through
	2013	2012	2013	2012	October 31, 2013

OPERATING EXPENSES
General and administrative	$705,532	$229,527	$273,511	$50,645	$1,097,403

Net loss from operations	(705,532)	(229,527)	(273,511)	(50,645)	(1,097,403)

Other income (expense)
Interest expense	(140,124)	(52,519)	(76,257)	(47,432)	(197,823)

Net loss	$(845,656)	$(282,046)	$(349,768)	$(98,077)	$(1,295,226)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.10)	$(0.19)	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	8,532,354	1,457,213	10,841,472	3,152,982

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – January 11, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.02 per share (par value $0.0001) on January 11, 2011	450,000	45	8,955	—	9,000
Net loss	—	—	—	(2,600)	(2,600)

Balance – January 31, 2011	450,000	45	8,955	(2,600)	6,400

Common shares issued to investors for cash on June 1, 2011 at $0.2733 per share	150,011	15	40,985	—	41,000
Net loss	—	—	—	(81,216)	(81,216)

Balance – January 31, 2012	600,011	60	49,940	(83,816)	(33,816)

Share correction related to reverse split	4	—	—	—	—
Common stock issued for conversion of note payable	4,349,500	435	43,060	—	43,495
Discount on convertible note payable	—	—	90,700	—	90,700
Net loss	—	—	—	(365,754)	(365,754)

Balance – January 31, 2013	4,949,515	$495	$183,700	$(449,570)	$(265,375)

Common stock issued for conversion of convertible note payable	6,955,000	696	68,854	—	69,550
Discount on convertible note payable	—	—	919,353	—	919,353
Net loss	—	—	—	(845,656)	(845,656)

Balance – October 31, 2013	11,904,515	$1,191	$1,171,907	$(1,295,226)	$(122,128)

On August 8, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements.

NEUTRA CORP.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	Nine Months Ended October 31,		For the Period from Inception (January 11, 2011) through October 31,
	2013	2012	2013
Operating activities
Net loss	$(845,656)	$(282,046)	$(1,295,226)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	119,957	50,346	172,936
Changes in operating assets and liabilities:
Accrued interest payable	20,167	2,173	20,167
Accounts payable and accrued liabilities	43,951	11,055	127,457
Accounts payable and accrued liabilities – related party	5,700	—	5,700
Net cash used by operating activities	(655,881)	(218,472)	(968,966)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	739,868	197,200	1,010,053
Proceeds from issuance of common stock	—	—	50,000
Net cash provided by financing activities	739,868	197,200	1,060,053

Net increase (decrease) in cash	83,987	(21,272)	91,087

Cash at beginning of period	7,100	28,852	—

Cash at end of period	$91,087	$7,580	$91,087

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Conversion of advances into convertible notes payable	$69,550	$90,700	$160,250
Conversion of convertible notes payable into common stock	$919,353	$43,495	$962,848

The accompanying notes are an integral part of these financial statements.

Neutra Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

October 31, 2013

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

Through October 31, 2013, the Company was in the development stage and has not generated revenues. The Company has incurred losses since inception aggregating $1,295,226. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. GOING CONCERN

For the nine months ended October 31, 2013, the Company had a net loss of $845,656 and negative cash flow from operations of $655,881. As of October 31, 2013, the Company has negative working capital of $37,350.  The Company has not emerged from the development stage.

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

Interim Financial Statements - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the period ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

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

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $91,087 and $7,100 at October 31, 2013 and 2012, respectively.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes - The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of October 31, 2013 or January 31, 2013.

Earnings (Loss) Per Share - Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At October 31, 2013 and 2012, the Company did not have any potentially dilutive common shares.

Related Parties - The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended October 31, 2013 and 2012 totaled $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

During the nine months ended October 31, 2013, the Company paid a total of $150,000 to fund the cash flow requirements as set forth in an approved budget prepared by Purlife. These payments are included in general and administrative expense on the statement of operations. The Company has no further obligation to continue funding.

On May 30, 2013, the Company entered into a joint venture agreement with Field of View Technologies, LLC. (the “Field of View JV”). The purpose of the Field of View JV is to develop, produce and market a new cannabis inhalation delivery system. Under the terms of the agreement, the Company will provide funding for the project and provide consulting services to the Field of View JV. Field of View Technologies, LLC will develop the product and manage the joint venture. In exchange, the Company will receive 25% of the profit on all inhalation cannabinoid delivery systems for a period of 36 months. The Company has committed to fund $175,000 of the costs of the Field of View JV. During the nine months ended October 31, 2013, the Company paid a total of $55,000 under the Field of View JV. These payments are included in general and administrative expense on the statement of operations.

On June 5, 2013, the Company entered into a joint venture agreement with Vertigo Technologies, LLC. (the “Vertigo JV”). The purpose of the Vertigo JV is to develop, produce and market a new cannabis inhalation delivery system. Under the terms of the agreement, the Company will provide funding for the project. Vertigo Technologies, LLC will develop the product and manage the joint venture.  In exchange, the Company will receive 30% of the profit on all inhalation cannabinoid delivery systems for a period of 36 months. The Company has committed to fund $85,000 of the costs of the Vertigo JV. During the nine months ended October 31, 2013, the Company paid a total of $65,000 under the Vertigo JV. These payments are included in general and administrative expense on the statement of operations.

On August 25, 2013, the Company entered into a joint venture agreement with Second Wave Ventures, LLC. (the “Second Wave JV”). The purpose of the Second Wave JV is to develop, produce and market nutraceutical products and deliver systems. Under the terms of the agreement, the Company will provide funding for the operations of the joint venture. In exchange, the Company will receive 30% of the profits on all products and delivery systems within the nutraceutical market. The Company has committed to fund $85,000 under the Second Wave JV which will be paid in weekly payments of $5,000.  During the nine months ended October 31, 2013, the Company paid a total of $30,000 under the Second Wave JV. These payments are included in general and administrative expense on the statement of operations.

NOTE 5. RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2013, the Company accrued salary of $75,000 to Sydney Jim, our Chief Executive Officer and $30,000 to Cindy Morrissey, our former Chief Executive Officer. During the nine months ended October 31, 2012, the Company accrued salary of $62,500 to Ms. Morrissey and $19,000 to Sara Keck, our former Chief Executive Officer.

As of October 31, 2013 and January 31, 2013, the Company owed Mr. Jim $5,700 and $0, respectively, for unpaid salary and expenses. This amount was paid in November 2013.

NOTE 6. CONVERTIBLE NOTES PAYABLE

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

On October 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $475,888 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on October 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

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

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features in the amount of $104,650, $338,815 and $475,888 on February 28, 2013, July 31, 2013 and October 31, 2013, respectively. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable will be amortized to interest expense over the life of the note.

During the nine months ended October 31, 2013, the holders of the Convertible Note Payable dated February 1, 2012, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
February 6, 2013	$4,900	490,000	$3,920
March 12, 2013	4,900	490,000	3,803
March 20, 2013	5,900	590,000	4,503
April 15, 2013	6,500	650,000	4,822
May 3, 2013	3,250	325,000	2,281
May 17, 2013	3,700	370,000	2,580
May 22, 2013	3,700	370,000	2,494
June 13, 2013	3,700	370,000	2,407
June 14, 2013	4,000	400,000	2,489
June 24, 2013	4,000	400,000	2,477
August 1, 2013	4,000	400,000	1,312
August 13, 2013	8,000	800,000	—

Total	$56,550	5,655,000	$33,088

During the nine months ended October 31, 2013, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
September 17, 2013	$4,000	400,000	$—
October 1, 2013	4,000	400,000	1,300
October 25, 2013	5,000	500,000	3,193

Total	$13,000	1,300,000	$5,978

NOTE 7. COMMON STOCK

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

On August 1, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

On August 13, 2013, the Company issued 800,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $8,000.

On September 17, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

On October 1, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

On October 25, 2013, the Company issued 500,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $5,000.

NOTE 8 . SUBSEQUENT EVENTS

On November 8, 2013, the holder of the convertible note payable dated February 28, 2013, elected to convert principal in the amount of $4,000 into 400,000 shares of common stock in accordance with the terms of the note payable. As a result of the conversion, unamortized discount associated with the converted principal in the amount of $2,435 was immediately amortized to interest expense. There was no gain or loss recognized on the conversion as it was effected in accordance with the terms of the convertible note payable

On December 4, 2013, the holder of the convertible note payable dated February 28, 2013, elected to convert principal in the amount of $5,000 into 500,000 shares of common stock in accordance with the terms of the note payable. As a result of the conversion, unamortized discount associated with the converted principal in the amount of $2,697 was immediately amortized to interest expense. There was no gain or loss recognized on the conversion as it was effected in accordance with the terms of the convertible note payable

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company’s annual report on Form 10-K for the year ended January 31, 2013. Results for interim periods may not be indicative of results for the full year.

Nine Months Ended October 31, 2013 compared to the Nine Months Ended October 31, 2012

The Company did not generate any revenue during the nine months ended October 31, 2013 or 2012.

General and administrative expenses during the nine months ended October 31, 2013 were $705,532 compared to $229,527 for the nine months ended October 31, 2012.  The increase in general and administrative expenses was the result of the Company’s increased operations in the areas of working with joint venture partners to develop cannabis and other nutraceutical delivery systems. These costs amounted to $300,000 for the nine months ended October 31, 2013. The increased general and administrative expense resulted in increased operating loss and net loss for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

Three Months Ended October 31, 2013 compared to the Three Months Ended October 31, 2012

The Company did not generate any revenue during the three months ended October 31, 2013 or 2012.

General and administrative expenses during the three months ended October 31, 2013 were $273,511 compared to $50,645 for the three months ended October 31, 2012.  The increase in general and administrative expenses was the result of the Company’s increased operations in the areas of working with joint venture partners to develop cannabis and other nutraceutical delivery systems. These costs amounted to $197,500 for the three months ended October 31, 2013. The increased general and administrative expense resulted in increased operating loss and net loss for the three months ended October 31, 2013 compared to the three months ended October 31, 2012.

Liquidity and Capital Resources

At October 31, 2013, we had cash on hand of $91,087. Net cash used in operating activities for the nine months ended October 31, 2013 was $655,881. We believe that our cash on hand will be adequate to support our operations for less than one month. In order to continue implementing our business plan, we will have to obtain additional funding, either through the sale of common stock or by borrowing. There is no guarantee that funds will be available to the Company when needed or that, if available, the debt financing would be on terms that are acceptable to the Company. If we are not able to obtain additional funding, we will not be able to fully implement our business plan.

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

As of October 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 1, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

On August 13, 2013, the Company issued 800,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $8,000.

On September 17, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

On October 1, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

On October 25, 2013, the Company issued 500,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $5,000.

On November 8, 2013, the Company issued 400,000 shares of common stock as a result of the conversion of a convertible note payable in the amount of $4,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer.

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: December 20, 2013	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director