Form 10-Q/A
period 2013-10-31
NEUTRA CORP.
filed 2013-12-24
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended October 31, 2013, filed with the Securities and Exchange Commission on December 20, 2013.

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

Neutra Corp.

Date: December 23, 2013	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director