Form 10-K
period 2014-01-31
NEUTRA CORP.
filed 2014-05-16
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-172417

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Florida	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

8875 Hidden River Parkway, Suite 300 Tampa, FL	34243
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 367-2041

Securities registered pursuant to Section 12(g) of the Act:    Common stock $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2013 was $1,617,605.

There were 21,104,515 shares of the Registrant’s common stock outstanding as of May 15, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Florida corporation.

PART I

ITEM 1. BUSINESS

Overview

Neutra Corp. (the “Company”, “we”, “us” or “our”) is a development stage company incorporated in Florida on January 11, 2011 to market and participate in the Nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the Nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we will be doing our due diligence and participating. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. In accordance with ASC 915, we are considered to be in the development stage. We have established a fiscal year end of January 31.

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

We have narrowed our product focus to research and development in the following areas:  weight-loss, detox, men’s health, acid-alkali pH balance, anti-aging, sleep disorders, autism, pain management with the use of the new thriving medical cannabis products, and air space sanitation derived by nutraceutical technology.  We are continuously testing different ingredients and suppliers for purity and quality of transportation and storage of ingredients to preserve their potency. This will ensure that we are always at the top of the technology and purity of our products. In addition, we have contracted with a company that has the ability to infuse our formulations with a bio-energy infusion that enhances the efficacy of the ingredients on a sub-molecular level. For the time being, we are in negotiations with veterans in the medical cannabis space in California for further involvement. We see many barriers to enter this market, which are technology of delivery, which include: oral – baked, oral – capsule, topical, injections or microinjections, and inhalation.

Based upon the launch of our website, the Company was no longer a shell company (as defined in Rule 12b-2 of the Exchange Act) effective October 11, 2011.

On January 11, 2013, the Company executed an Option Agreement with Purlife Distributors Inc, and authorized distributor of DrivePur and Purteq products in Canada, (hereafter referred to as “Purlife”.  Purlife owns rights to market, in Canada, environmentally friendly, sustainable and long-lasting antimicrobial solutions for indoor and outdoor surfaces.  The Option Agreement shall be for a period of ninety (90) days beginning from the date of the agreement.  The Company will pay Purlife a $5,000 non-refundable payment.  Under the option agreement, the Company, will have the right to conduct a due diligence review of Purlife with complete access to data, patent applications, financial statements and other pertinent information.  From the Option Agreement, the Company was able to form a Joint Venture with Purlife on February 1, 2013.

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

During the year ended January 31, 2014, the Company paid a total of $150,000 to fund the cash flow requirements as set forth in an approved budget prepared by Purlife. These payments are included in general and administrative expense on the statement of operations. The Company has no further obligation to continue funding.

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

On August 27, 2013, the Company entered into a joint venture agreement with Surface to Air Solutions, LLC. (the “S2O2 JV”). The purpose of the S2O2 JV is to work together to develop, produce and market new services and products that are utilized within the market of horticultural production. Under the terms of the agreement, the Company will provide management, marketing and other consulting services to the S2O2 JV. In addition, the Company will re-design the web marketing material for the joint venture. NTRR will fund up to $100,000 of the operating costs of the S2O2 JV at its discretion. After an initial payment of $10,000 on September 1, 2013, funding will be made in weekly installments of $7,500. In exchange, NTRR will receive 25% of the profits on all products and services that are used within the horticultural market.

In their audit report dated March 15, 2014; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. If we do not raise additional capital within twelve months, we may be required to suspend or cease the implementation of our business plan.

We have not generated any revenues to date and our activities have been limited to developing our business plan, developing and launching our website, research and development of products and trial testing of our initial formulations. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional $400,000 to implement our business plan over the next twelve months. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy.  If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

We have no revenues; have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities and borrowing to fund operations.

Business Strategy

Our intended strategy is to build brand recognition by providing the healthcare practitioners, product end-users and producers with education and support. In turn, these groups will educate, support, and will hopefully recommend our intended products to other practitioners, end-users and producers.

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

•	American Association of Naturopathic Physicians, www.naturopathic.org

•	American Association of Oriental Medicine, www.aaom.org

•	American College for Advancement in Medicine, www.acamnet.org, dedicated to educating physicians in the latest findings and emerging procedures in complementary and alternative medicines.

•	American Holistic Medical Association, www.holisticmedicine.org, integrates conventional and alternative therapies to prevent and treat disease and to promote optimal health.

•	American Dietetic Association, www.eatright.org, the largest organization of food and nutrition professionals, promoting nutrition, health and well-being.

•	American Herbalist Guild, www.americanherbalistsguild.com, specializing in the medical use of plants.

We intend to market and sell to these organizations by utilizing our website, attending industry tradeshows, and by entering into sales agency agreements with independent agents each of whom is granted exclusive rights to market and sell our intended products in their respective territory. We currently have no sales agreements.

We plan to have the following types of intended products private labeled for us by entrusting the manufacturing to a nutraceutical contractor that we anticipate to be sold under our brand name. We have contracted two private label contractors for preliminary product formulations, and have ordered and begun trial testing of three products; colon cleanse, weight loss and prostate support.  It is too soon in testing to determine if results will lead to manufacture and distribution of these products.

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

If we decide to proceed with the manufacture and distribution of the products currently being tested, we anticipate it will take twelve months to start marketing this intended product line. We intend to utilize consultants to assist in the execution of the stages in executing the business plan.

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

With our business relationship with Purlife-CA, we are trying to bring their products to the automotive industry, hotels, hospitals, and residential homes.

Along with these products, we are exploring the medical cannabis market and we will quickly come to market with the products we intend to produce by outsourcing.

Manufacturing

As discussed above, we intend to outsource manufacturing to a private labeler.

Market

According to the Natural Marking Institute (NMI), Harleysville, PA, retail sales within the U.S. of consumer packaged goods health and wellness industry reached almost $142 billion in 2009, representing an overall growth of 5% over the previous year. http://bourne-partners.com/content/media/articles/38.pdf

Although our projected market is sizeable, we will not have the necessary capital to develop or execute our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms.

Currently, the medical marijuana market in the U.S. is worth $1.7 billion, with that figure expected to rise as more and more markets open up across the country. http://medicalmarijuanamarkets.com/see-change-strategy-in-the-news/ Demand for high-quality medicinal buds could potentially spur retail medical marijuana sales to an estimated $6 billion by 2018. http://finance.yahoo.com/news/ntrr-explores-multiple-avenues-entry-090000198.html.

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

Employees and Employment Agreements

On May 2, 2013, Cindy Morrissey retired from her position as CEO and sole director of the Company. There was no disagreement between the Company and Ms. Morrissey at the time of her retirement from the company.

On May 2, 2013, Sydney Jim was appointed as the Company’s new president, CEO and sole member of the Board of Directors. Mr. Jim was chosen due to his expertise in implementing solid business strategy as the Company pursues new deals and partnerships throughout the nutraceutical sector. From 2004 to 2010, Mr. Jim was an ATP World Tour and International Tennis Federation touring professional competing on the professional tennis circuit. From 2010 to 2012, he was co-owner and Junior Program Director of the Sugar Creek Elite Tennis Academy in Houston, Texas. From 2012 to 2013, Mr. Jim was a business development consultant with Synopsis Winery in Houston, Texas. During the same time period, he was also Vice President of Business Development with Rockspring Capital, a Houston, Texas-based private equity firm with more than $260 million in assets.  Mr. Jim receives a salary of $120,000 per year and does not own any common stock. He does not have an employment contract with the company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate offices at 8875 Hidden River Parkway, Suite 300, Tampa, FL 34243. Our telephone number is (813) 367-2041.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the “Over the Counter” Bulletin Board (“OTC”). The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended January 31, 2014
Quarter ended January 31, 2014	$1.00	$0.28
Quarter ended October 31, 2013	$1.28	$0.30
Quarter ended July 31, 2013	$1.85	$0.22
Quarter ended April 30, 2013	$6.50	$0.11

Fiscal Year Ended January 31, 2013
Quarter ended January 31, 2013	$1.22	$0.10
Quarter ended October 31, 2012	$1.50	$0.50
Quarter ended July 31, 2012	$6.00	$0.27
Quarter ended April 30, 2012	$46.00	$1.60

Holders

As of the date of this filing, there were five holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on May 14, 2014, as quoted by OTC Markets Group, Inc., was $0.35. There were 19,504,515 shares of common stock issued and outstanding as of May 15, 2014. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

On August 8, 2012, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split. During the year ended January 31, 2014, there were no modifications of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

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

Background of our Company

We are a development stage company incorporated in Florida on January 11, 2011 to market and sell nutraceutical supplement products to health practitioners. Our fiscal year end is January 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash in order to continue as a going concern.

From inception through January 31, 2014, our business operations have primarily been focused on developing our business plan and the commencement of business operations including launching our website, hiring consultants and advisors, establishing an office and beginning research and development of products. We have not generated any revenue from business operations.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC filing requirements are met.

As of January 31, 2014, we had cash on hand of $46,551.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the selection of any of our nutraceutical supplement products. No products have been selected or developed to date. Even if we do secure adequate financing, there can be no assurance that our supplement nutraceutical intended products will be accepted by the marketplace and that we will be able to generate revenues.

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

We incurred a net loss of $1,258,284 for the year ended January 31, 2014.  We had a working capital deficit of $297,721 as of January 31, 2014.  We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended January 31, 2014 was $800,054.

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

Year ended January 31, 2014 compared to the year ended January 31, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $965,903 and $308,055 for the years ended January 31, 2014 and 2013, respectively. The increase is mainly due to the increase expenses for research and development expenses incurred through our investments in joint ventures.

Interest Expense

Interest expense increased from $57,699 for the year ended January 31, 2013 to $292,381 for the year ended January 31, 2014. Interest expense for the year ended January 31, 2014 included amortization of discount on convertible notes payable in the amount of $253,028, compared to $52,979 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,258,284 for the year ended January 31, 2014 as compared to $365,754 for the comparable period of 2013. The increase in the net loss was primarily the result of the increases in general and administrative expense and interest expense discussed above.

Liquidity and Capital Resources

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing approximately of $400,000 to fund our operations and to effectively execute our business plan over the next twelve months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through January 31, 2014, we have incurred cumulative losses since inception of $1,707,854. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $297,721.

As of January 31, 2014, we had $46,551 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2014 and 2013.

As of the date of this filing, the current funds available to the Company will not be sufficient to continue maintaining a reporting status.  Management believes if the Company cannot maintain its reporting status with the SEC, it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

To date the Company has been able to fund operations through the sale of stock and by obtaining cash advances. The Company will have to seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies that are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

New Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The disclosures required from adoption of this ASU have been included in these financial statements.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

For a further description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3:  Significant Accounting Polices:  Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neutra Corp.

(A Development Stage Enterprise)

Consolidated Financial Statements

January 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Neutra Corp.

 (a development stage company)

We have audited the accompanying consolidated balance sheets of Neutra Corp. (the “Company”) (a development stage company) as of January 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from February 1, 2013 through Janaury 31, 2014. The financial statements for the period from January 11, 2011 (Inception) to January 31, 2013 were audited by other auditors whose report expressed an unqualified opinion on those statement with an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neutra Corp. as of January 31, 2014 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 15, 2014

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

DKM Certified Public Accountants

Clearwater, FL

May 1, 2013

NEUTRA CORP.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	January 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,551	$7,100
Total current assets	46,551	7,100

TOTAL ASSETS	$46,551	$7,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$244,635	$78,786
Advances payable	99,637	179,485
Total current liabilities	344,272	258,271

Convertible notes payable, net of discount of $704,046 and $37,721, respectively.	177,886	9,484
Accrued interest payable	29,149	4,720
TOTAL LIABILITIES	551,307	272,475

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 14,904,515 and 4,949,515 shares issued and outstanding at January 31, 2014 and January 31, 2013, respectively.	1,490	495
Additional paid-in capital	1,201,608	183,700
Deficit accumulated during the development stage	(1,707,854)	(449,570)
Total stockholders’ deficit	(504,756)	(265,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,551	$7,100

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,		For the Period from Inception (January 11, 2011) through January 31,
	2014	2013	2014

OPERATING EXPENSES
General and administrative expenses	$965,903	$308,055	$1,357,774

LOSS FROM OPERATIONS	(965,903)	(308,055)	(1,357,774)

OTHER INCOME (EXPENSE)
Interest expense	(292,381)	(57,699)	(350,080)
NET LOSS	$(1,258,284)	(365,754)	(1,707,854)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.13)	(0.16)

COMMON SHARES OUTSTANDING Basic and fully diluted	9,635,748	2,339,813

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

(a Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period from inception (January 11, 2011) through January 31, 2014

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 11, 2011	—	$—	—	$—	$—

Issuance of common stock to founder for cash, January 11, 2001, $0.001 per share.	450,000	45	8,955	—	9,000
Net loss for the period	—	—	—	(2,600)	(2,600)

BALANCE, January 31, 2011	450,000	45	8,955	(2,600)	6,400

Issuance of common stock for cash, June 1, 2011, $0.0137 per share	150,011	15	40,985	—	41,000
Net loss for the period	—	—	—	(81,216)	(81,216)

BALANCE, January 31, 2012	600,011	60	49,940	(83,816)	(33,816)

Share correction related to reverse split	4	—	—	—	—
Common stock issued for conversion of note payable	4,349,500	435	43,060	—	43,495
Discount on convertible note payable	—	—	90,700	—	90,700
Net loss for the period	—	—	—	(365,754)	(365,754)

BALANCE, January 31, 2013	4,949,515	$495	183,700	$(449,570)	$(265,375)

Shares issued for conversion of notes payable	9,955,000	9955	98,555	—	99,550
Discount on issuance of convertible note payable	—	—	919,353	—	919,353
Net Loss	—	—	—	(1,258,284)	(1,258,284)

BALANCE, January 31, 2014	14,904,515	$1,490	$1,201,6088	$(1,707,854)	$(504,756)

On August 8, 2012, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,		For the Period from Inception (January 11, 2011) through January 31,
	2014	2013	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,258,284)	$(365,754)	$(1,707,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	253,028	52,979	306,007
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	165,849	68,043	249,355
Accrued interest payable	39,353	—	39,353
NET CASH USED IN OPERATING ACTIVITIES	(800,054)	(244,732)	(1,113,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	50,000
Proceeds from advances	839,505	222,980	1,109,690
NET CASH PROVIDED BY FINANCING ACTIVITIES	839,505	222,980	1,159,690

NET INCREASE (DECREASE) IN CASH	39,451	(21,752)	46,551

CASH, at the beginning of the period	7,100	28,852	―

CASH, at the end of the period	$46,551	$7,100	$46,551

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$919,353	$43,495	$962,848
Beneficial conversion on convertible note payable	$919,353	$43,495	$962,848
Conversion of convertible notes payable.	$99,550	$—	$190,250

The accompany notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background Information

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

Our intended strategy is to build brand recognition by providing the healthcare practitioners with education and support. In turn, the healthcare practitioner with the Company’s education and support will hopefully recommend our products to their patients. We intend to accomplish this education and support process by providing regular and frequent access to educational tools, such as webinars and live seminars. Although practitioners may have several supplement brands in their dispensary when it comes to the moment of choice for that difficult patient and others, we are hoping that our strategy of providing good service and educational support lead them to choose us.

We have not generated any revenue to date and our activities have been limited to developing the business plan, launching our website, hiring consultants and advisors, establishing an office and beginning research and development of products. We will not have the necessary capital to develop our business plan until we are able to secure additional financing.

Neutra Corp. is in the early stage of implementing its business plan. The Company does not have any products, customers and has not generated any revenues. The Company must complete the business plan, develop its products and attract customers before it can start generating revenues.

On January 11, 2013, the Company executed an Option Agreement with Purlife Distributors Inc, and authorized distributor of DrivePur and Purteq products in Canada, (hereafter referred to as “Purlife”).  Purlife owns rights to market, in Canada, environmentally friendly, sustainable and long-lasting antimicrobial solutions for indoor and outdoor surfaces.  The Option Agreement shall be for a period of ninety (90) days beginning from the date of the agreement.  The Company will pay Purlife a $5,000 non-refundable payment.  Under the option agreement, the Company, will have the right to conduct a due diligence review of Purlife with complete access to data, patent applications, financial statements and other pertinent information.  From the Option Agreement, the Company was able to form a Joint Venture with Purlife on February 1, 2013.

Through January 31, 2014, the Company was in the development stage and has not generated revenues. The Company has incurred losses since inception aggregating $1,707,854. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2. Going Concern

For the fiscal year ended January 31, 2014, the Company had a net loss of $1,258,284 and negative cash flow from operations of $800,054. As of January 31, 2014, the Company has negative working capital of $297,721.  The Company has not emerged from the development stage.

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

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Development Stage Entity

The Company is a development stage company as defined by FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $46,551 and $7,100 at January 31, 2014 and 2013, respectively.

Research and development expenses

Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the periods ended January 31, 2014 and 2013.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred.  The Company incurred $86,284 and $922 of advertising costs for the fiscal years ended January 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of January 31, 2014 and 2013, respectively.

Earnings (Loss) Per Share

Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At January 31, 2014 and 2013, the Company did not have any potentially dilutive common shares.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no known commitments or contingencies as of January 31, 2014 and January 31, 2013.

Recently Issued Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The disclosures required from adoption of this ASU have been included in these financial statements.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Reclassification

Certain reclassifications have been made to the prior period financial statement to conform to the current period presentation.

Note 4. Related Party Transactions

On January 11, 2011, the Company sold 450,000 shares of common stock to Sarah Keck, its founder and former CEO, for $0.001 per share.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 5. Advances from Third Parties

During the year ended January 31, 2014 the Company received net, non-interest bearing advances from certain third parties totaling $839,505. The total amount due under these advances as of January 31, 2014 and 2013 was $99,637 and $179,485, respectively.  These advances are not collateralized and are due on demand.  As a result, they are included in current liabilities.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2014.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows.

	Year Ended January 31,
	2014	2013

Tax benefit at U.S. statutory rate	$424,000	$153,000
Valuation allowance	(424,000)	(153,000)
	$—	$—

The Company has net operating loss carryforwards of approximately $1,700,000, which will begin expiring in 2031.

Note 7. Convertible Notes Payable

Convertible notes payable consist of the following as of January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013
Convertible note payable, dated February 1, 2012, bearing interest at 10% per annum, matures on February 1, 2014 and convertible into shares of common stock at $0.01 per share	$—	$47,205
Convertible note payable, dated February 28, 2013, bearing interest at 10% per annum, matures on February 28, 2015and convertible into shares of common stock at $0.01 per share	67,229	—
Convertible note payable, dated July 31, 2013, bearing interest at 10% per annum, matures on July 31, 2015 and convertible into shares of common stock at $0.05 per share	338,815	—
Convertible note payable, dated October 31, 2013, bearing interest at 10% per annum, matures on October 31, 2015 and convertible into shares of common stock at $0.05 per share	475,888	—
Total convertible notes payable and accrued interest	881,932	47,205
Less: current portion of convertible notes payable and accrued interest	—	—
Less: discount on noncurrent convertible notes payable	(704,046)	(37,721)
Convertible notes payable, net of discount	$177,886	$9,484

During the year ended January 31, 2014, the Company signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest on the maturity date. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
February 28, 2013	February 28, 2015	10%	$0.01	$104,650
July 31, 2013	July 31, 2015	10%	$0.05	$338,815
October 31, 2013	October 31, 2015	10%	$0.05	$475,888

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extinguishment rather than a debt modification due to the addition of a conversion feature. There was no gain or loss recorded on the extinguishment due to the fair value of the new debt equaling the book value of the extinguished debt.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features in the amounts of $104,640, $338,815 and $475,888 on February 28, 2013, July 31, 2013 and October 31, 2013, respectively. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the note.

During the year ended January 31, 2014, the holders of the Convertible Note Payable dated February 1, 2012 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares of Common Stock Issued	Unamortized Discount
February 6, 2013	$4,900	490,000	$3,920
March 12, 2013	4,900	490,000	3,803
March 20, 2013	5,900	590,000	4,503
April 15, 2013	6,500	650,000	4,821
May 3, 2013	3,250	325,000	2,281
May 17, 2013	3,700	370,000	2,580
May 22, 2013	3,700	370,000	2,494
June 13, 2013	3,700	370,000	2,407
June 14, 2013	4,000	400,000	2,489
June 24, 2013	4,000	400,000	2,477
August 1, 2013	4,000	400,000	1,312
August 13, 2013	4,520	452,000	—
Total	$53,070	5,307,000	$33,088

During the year ended January 31, 2014, the holder of the Convertible Not Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount was immediately amortized to interest expense.  No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares of Common Stock Issued	Unamortized Discount
August 13, 2013	$3,480	348,000	$—
September 17, 2013	4,000	400,000	—
October 1, 2013	4,000	400,000	1,300
October 25, 2013	5,000	500,000	3,193
November 8, 2013	4,000	400,000	2,435
December 4, 2013	5,000	500,000	2,697
January 7, 2014	10,000	1,000,000	5,340
January 24, 2014	5,000	500,000	2,710
January 27, 2014	6,000	600,000	3,186

Note 8. Common Stock

On January 11, 2011, the Company issued 450,000 shares of common stock to the founder for cash proceeds of $9,000.

On June 1, 2011, the Company issued 150,011 shares of common stock for cash proceeds of $41,000.

On August 8, 2012, the Company effected a one-for-20 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

Since inception, the Company issued stock to third parties for the conversion of notes payable.  No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes.  The stock issued is as follows:

Conversion Date	Number of Shares of Common Stock Issued	Value of Shares
September 7, 2012	4,349,500	$43,495
February 6, 2013	490,000	4,900
March 12, 2013	490,000	4,900
March 20, 2013	590,000	5,900
April 15, 2013	650,000	6,500
May 3, 2013	325,000	3,250
May 17, 2013	370,000	3,700
May 22, 2013	370,000	3,700
June 13, 2013	370,000	3,700
June 14, 2013	400,000	4,000
June 24, 2013	400,000	4,000
August 1, 2013	400,000	4,000
August 13, 2013	800,000	8,000
September 17, 2013	400,000	4,000
October 1, 2013	400,000	4,000
October 25, 2013	500,000	5,000
November 8, 2013	400,000	4,000
December 4, 2013	500,000	5,000
January 7, 2014	1,000,000	10,000
January 24, 2014	500,000	5,000
January 27, 2014	600,000	6,000
Total	14,304,500	$143,045

Note 9. Subsequent Events

On February 7, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $6,000 into 600,000 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On February 11, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $7,000 into 700,000 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On March 3, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $9,000 into 900,000 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On March 18, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $8,000 into 800,000 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On March 25, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $8,000 into 800,000 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On April 15, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $16,000 into 1,600,000 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On May 7, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $9,000 into 900,000 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2014

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Sydney Jim 8875 Hidden River Parkway, Suite 300 Tampa, FL 34243	30	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

Mr. Jim was appointed as CEO and sole member of the board of directors on May 2, 2013.

Biographies

Mr. Jim was chosen due to his expertise in implementing solid business strategy as the Company pursues new deals and partnerships throughout the nutraceuticals sector. From 2004 to 2010, Mr. Jim was an ATP World Tour and International Tennis Federation touring professional competing on the professional tennis circuit. From 2010 to 2012, he was co-owner and Junior Program Director of the Sugar Creek Elite Tennis Academy in Houston, Texas. From 2012 to 2013, Mr. Jim was a business development consultant with Synopsis Winery in Houston, Texas. During the same time period, he was also Vice President of Business Development with Rockspring Capital, a Houston, Texas-based private equity firm with more than $260 million in assets.

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

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

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

Our Board of Directors is comprised of solely of Mr. Jim who is involved in our day-to-day operations.  We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Jim is paid $120,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Sydney Jim President, CEO, Chairman of the Board	2014	105,000	—	—	—	—	—	—	105,000
Cindy Morrissey President, CEO, Chairman of the Board	2014	30,000	—	—	—	—	—	—	30,000
	2013	62,500	—	—	—	—	—	—	62,500

Michael Shane Henderson Former President, CEO, Chairman of the Board	2013	56,385	—	—	—	—	—	—	56.385

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—
Cindy Morrissey	—	—	—	—	—	—	—	—	—
Michael Shane Henderson	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Sydney Jim. Mr. Jim also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2014 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.  We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of May 15, 2014, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Boxcar Transportation Corp. 65 East Street House No. 35 Panama City, Panama	4,349,500	30.0%
Sydney Jim	—	—%

All directors and executive officers as a group (1) persons.	—	—%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal year ended January 31, 2014 our accountants, M&K CPAs PLLC, billed us approximately $4,000 for audit and review fees.

During the fiscal year ended January 31, 2014, our former accountants, Messineo & Co., CPAs LLC, billed us $6,500 for audit and review fees.

Audit Related Fees

During the fiscal year ended January 31, 2014 our accountants, M&K CPAs PLLC, billed us approximately $0  for audit related fees.

Tax Fees

During the fiscal year ended January 31, 2014 our accountants, M&K CPAs PLLC, billed us approximately $0  for tax work.

All Other Fees

During the fiscal year ended January 31, 2014 our accountants, M&K CPAs PLLC, billed us approximately $0  for other work.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL Interactive Data (3)

______________

(1)  Incorporated by reference to our Form S-1 files with the Securities and Exchange Commission on November 3, 2010.

(2)  Filed or furnished herewith.

(3)  To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: May 16, 2014	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director