Form 10-K/A
period 2014-01-31
NEUTRA CORP.
filed 2014-05-23
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the annual period ended January 31, 2014 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the annual period ended January 31, 2014, filed with the Securities and Exchange Commission on May 16, 2014.

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

______________

(1)  Incorporated by reference to our Form S-1 files with the Securities and Exchange Commission on November 3, 2010.

(2)   Previously filed or furnished.

(3)   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: May 23, 2014	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director