Form 10-Q
period 2014-04-30
NEUTRA CORP.
filed 2014-06-24
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 18, 2014, 22,137,461 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2014	January 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114,101	$46,551
Total current assets	114,101	46,551

TOTAL ASSETS	$114,101	$46,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$224,547	$244,635
Advances payable	—	99,637
Total current liabilities	224,547	344,272

Convertible notes payable, net of discount of $968,641 and $704,046, respectively.	255,956	177,886
Accrued interest payable	48,999	29,149
TOTAL LIABILITIES	529,502	551,307

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 20,304,515 shares issued and outstanding at April 30, 2014 and January 31, 2014, respectively.	2,030	1,490
Additional paid-in capital	1,650,730	1,201,608
Accumulated deficit	(2,068,161)	(1,707,854)
Total stockholders’ deficit	(415,401)	(504,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,101	$46,551

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2014	2013

OPERATING EXPENSES
General and administrative expenses	$208,387	$187,340

LOSS FROM OPERATIONS	(208,387)	(187,340)

OTHER INCOME (EXPENSE)
Interest expense	(151,920)	(31,592)

NET LOSS	$(360,307)	$(218,932)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.02)	$(0.04)

COMMON SHARES OUTSTANDING – Basic and fully diluted	17,637,099	6,070,197

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Deficit Accumulated during the Development	Total
	Shares	Amount	Capital	Stage	Equity

BALANCE, January 31, 2013	4,949,515	$495	$183,700	$(449,570)	$(265,375)

Shares issued for conversion of note payable	9,955,000	995	98,555	—	99,550
Discount on convertible notes payable	—	—	919,353	—	919,353
Net loss	—	—	—	(1,258,284)	(1,258,284)

BALANCE, January 31, 2014	14,904,515	$1,490	$1,201,608	$(1,707,854)	$(504,756)

Shares issued for conversion of notes payable	5,400,000	540	53,460	—	54,000
Discount on issuance of convertible note payable	—	—	395,662	—	395,662
Net Loss	—	—	—	(360,307)	(360,307)

BALANCE, April 30, 2014	20,304,515	$2,030	$1,650,730	$(2,068,161)	$(415,401)

On August 8, 2012, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(360,307)	$(218,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature on convertible note payable	131,067	28,962

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(20,088)	62,833
Accrued interest payable	20,853	—
NET CASH USED IN OPERATING ACTIVITIES	(228,475)	(127,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	—
Proceeds from advances	296,025	258,980
NET CASH PROVIDED BY FINANCING ACTIVITIES	296,025	258,980

NET INCREASE (DECREASE) IN CASH	67,550	131,843

CASH, at the beginning of the period	46,551	7,100

CASH, at the end of the period	$114,101	$138,943

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$395,662	$22,200
Beneficial conversion on convertible note payable	$395,662	$22,200
Conversion of convertible notes payable.	$54,000	$104,650

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General Organization and Business

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

We have narrowed our product focus to research and development in the following areas:  weight-loss, detox, men’s health, acid-alkali pH balance, anti-aging, sleep disorders, autism, pain management with the use of the new thriving medical cannabis products, and air space sanitation derived by nutraceutical technology. We are continuously testing different ingredients and suppliers for purity and quality of transportation and storage of ingredients to preserve their potency. This will ensure that we are always at the top of the technology and purity of our products. In addition, we have contracted with a company that has the ability to infuse our formulations with a bio-energy infusion that enhances the efficacy of the ingredients on a sub-molecular level. For the time being, we are in negotiations with veterans in the medical cannabis space in California for further involvement. We see many barriers to enter this market, which are technology of delivery, which include oral – baked, oral – capsule, topical, injections or microinjections, and inhalation.

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

On February 11, 2014, the Company acquired Diamond Anvil Designs, a developer of smoke-free nutraceutical delivery systems. Diamond Anvil Designs is a startup vapor pen company that is designing an all-purpose vapor pen. Currently most vapor pens are manufactured only to be used for tobacco, so we feel this an underdeveloped area of the market. Diamond Anvil had no assets, liabilities or operations as of the date of acquisition.

We have no revenues, have incurred losses since inception, have been issued a going concern opinion from our auditors, and rely upon the sale of our securities and borrowing to fund operations.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2014, the Company has generated net losses since inception of $2,068,161. For the three months ended April 30, 2014, the Company had a net loss of $360,307 and negative cash flow from operating activities of $228,475. As of April 30, 2014, the Company had negative working capital of $110,446. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan fully. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended January 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended April 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2015.

Development Stage Company

The Company is a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $114,101 and $46,551 at April 30, 2014 and January 31, 2014, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2014 or January 31, 2014.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted ASU No. 2014-10 effective as February 1, 2014. As a result we have revised our consolidated statements of operations and cash flows to exclude reporting for the period from date of inception through April 30, 2014.

Note 4. Advances

During the three months ended April 30, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $296,025. The total amount due under these advances as of April 30, 2014 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 5. Convertible Notes Payable

During three months ended April 30, 2014, the holders of the Convertible Note Payable dated February 28, 2013 to elect and convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
February 7, 2014	$6,000	600,000	$3,061
February 11, 2014	7,000	700,000	3,533
March 3, 2014	9,000	900,000	4,069
March 18, 2014	8,000	800,000	3,796
March 25, 2014	8,000	800,000	3,380
April 15, 2014	8,000	800,000	3,208
April 30, 2014	8,000	800,000	2,341
Total	$54,000	5,400,000	$23,388

During the three months ended April 30, 2014, the Company signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Note bears interest at 10% per annum and are payable along with accrued interest on the maturity date. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
April 30, 2014	April 30, 2016	10%	$0.05	$395,662

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features in the amounts of $395,662 on April 30, 2014. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the note.

Note 6. Stockholders’ Equity

Conversion of shares

During three months ended April 30, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 7, 2014	$6,000	600,000
February 11, 2014	7,000	700,000
March 3, 2014	9,000	900,000
March 18, 2014	8,000	800,000
March 25, 2014	8,000	800,000
April 15, 2014	8,000	800,000
April 30, 2014	8,000	800,000
Total	$54,000	5,400,000

Discount on Beneficial Conversion Feature of Convertible Notes Payable

During the three months ended April 30, 2014, the Company signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Note bears interest at 10% per annum and are payable along with accrued interest on the maturity date. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
April 30, 2014	April 30, 2016	10%	$0.05	$395,662

The Company recognized a beneficial conversion features in the amount of $395,662 on April 30, 2014. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable.

Note 7. Acquisition of Diamond Anvil

On February 11, 2014, the Company purchased the outstanding stock of Diamond Anvil Designs (“Diamond Anvil”) for a total purchase price of $150,000. The terms of the acquisition required a down payment of $25,000 and monthly installments of $10,000 until the full purchase price is paid. We had paid $70,000 of the purchase price as of April 30, 2014. We have paid $90,000 as of June 23, 2014.

The acquisition of CMI was accounted for as a purchase of a business. Diamond Anvil has no assets, liabilities or operations on the date of acquisition. All amounts paid for the acquisition have been expensed in general and administrative expense as of April 30, 2014.

Note 8. Subsequent Events

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

On May 14, 2014, the holders of the Convertible Note Payable dated February 28, 2013, elected to convert principal and accrued interest in the amount of $6,329 into 632,946 shares of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On May 21, 2014, the holders of the Convertible Note Payable dated July 31, 2013, elected to convert principal and accrued interest in the amount of $20,000 into 400,000 shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 5, 2013, the Company entered into a joint venture agreement with Vertigo Technologies, LLC. (the “Vertigo JV”). The purpose of the Vertigo JV is to develop post-production equipment in the horticultural market. Under the terms of the agreement, the Company will provide funding for the project. Vertigo Technologies, LLC will develop the product and manage the joint venture. In exchange, the Company will receive 30% of the profit on all cannabinoid post production technology products for a period of 36 months. The Company has committed to fund $85,000 of the costs of the Vertigo JV.

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

On February 11, 2014, the Company acquired Diamond Anvil Designs, a developer of smoke-free nutraceutical delivery systems. Diamond Anvil Designs is a development stage startup vapor pen company that is designing an all-purpose vapor pen. Currently most vapor pens are manufactured only to be used for tobacco, so we feel this an underdeveloped area of the market.

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

Critical Accounting Policies

We prepare our Consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed Consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2014 on Form 10-K.

Results of Operations

Three months ended April 30, 2014 compared to the three months ended April 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $208,387 and $187,340 for the three months ended  April 30, 2014 and ended  2013, respectively. The increase was increased marketing costs.

Interest Expense

Interest expense increased from $31,592 for the three months ended April 30, 2013 to $151,920 for the three months ended April 30, 2014. Interest expense for the three months ended  April 30, 2014 included amortization of discount on convertible notes payable in the amount of $131,067, compared to $28,962 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $360,307 for the three months ended  April 30, 2014 as compared to $218,932 for the comparable period of 2013. The increase in the net loss resulted from the increase in interest expense discussed above.

Liquidity and Capital Resources

At April 30, 2014, we had cash on hand of $114,101. The company has negative working capital of $110,446 . Net cash used in operating activities for the three months ended April 30, 2014 was $228,475. Cash on hand is adequate to fund our operations for less than three months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan fully. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of April 30, 2014.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.

101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: June 23, 2014	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director