Form 10-Q/A
period 2014-04-30
NEUTRA CORP.
filed 2014-07-07
CIK 1512886

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

EXPLANATORY NOTE

Neutra Corp. (the “Company” or “we”) is filing this Amendment No. 1 (the “First Amendment”) to our Quarterly Report on Form 10-Q for the period ended April 30, 2014, filed on June 23, 2013, (the “Original Filing”) to restate and amend our previously issued unaudited consolidated financial statements and related disclosures for the three months ended April 30, 2014 previously included in the Original Filing.

Background to the Restatement

On February 11, 2014, the Company purchased the outstanding stock of Diamond Anvil Designs (“Diamond Anvil”) for a total purchase price of $150,000. The terms of the acquisition required a down payment of $25,000 and monthly installments of $10,000 until the full purchase price is paid. We had paid $70,000 of the purchase price as of April 30, 2014.

The acquisition of Diamond Anvil was accounted for as a purchase of a development stage entity. Diamond Anvil has no assets, liabilities or operations on the date of acquisition. In the Original Filing, we had expensed all amounts paid for the acquisition to general and administrative expense. These amounts should not have been reflected as operating expenses. Instead, they should have been included in other expense on the statement of operations.

Effects of Restatement

As originally filed the Original Filing indicated that there were material weaknesses in our internal control over financial reporting and concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2014. Management has considered the effect of the restatement on our prior conclusions as to the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Management has concluded there is no change in the conclusion that our disclosure controls and procedures and internal control over financial reporting for such periods were not effective as of April 30, 2014.

This First Amendment amends and restates Item 1 (Financial Statements) and Items 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Original Filing, as necessary based on the restatement of our consolidated financial statements. As required pursuant to the Securities and Exchange Act of 1934, as amended, the First Amendment also includes updated certifications from the Company’s Chief Executive Officer as Exhibits 31.1 and 32.1.

Except as described above, this First Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this First Amendment should be read in conjunction with the Original Filing.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2014	January 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114,101	$46,551
Total current assets	114,101	46,551

TOTAL ASSETS	$114,101	$46,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$224,547	$244,635
Advances payable	—	99,637
Total current liabilities	224,547	344,272

Convertible notes payable, net of discount of $968,641 and $704,046, respectively.	255,956	177,886
Accrued interest payable	48,999	29,149
TOTAL LIABILITIES	529,502	551,307

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 20,304,515 and 14,904,515 shares issued and outstanding at April 30, 2014 and January 31, 2014, respectively.	2,030	1,490
Additional paid-in capital	1,650,730	1,201,608
Accumulated deficit	(2,068,161)	(1,707,854)
Total stockholders’ deficit	(415,401)	(504,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,101	$46,551

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2014	2013

OPERATING EXPENSES
General and administrative expenses	$138,387	$187,340

LOSS FROM OPERATIONS	(138,387)	(187,340)

OTHER INCOME (EXPENSE)
Loss on acquisition of Diamond Anvil	(70,000)	—
Interest expense	(151,920)	(31,592)

NET LOSS	$(360,307)	$(218,932)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.02)	$(0.04)

COMMON SHARES OUTSTANDING – Basic and fully diluted	17,637,099	6,070,197

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

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(360,307)	$(218,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature on convertible note payable	131,067	28,962
Loss on acquisition of Diamond Anvil	70,000	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(20,088)	62,833
Accrued interest payable	20,853	—
NET CASH USED IN OPERATING ACTIVITIES	(158,475)	(127,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Diamond Anvil	(70,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(70,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	—
Proceeds from advances	296,025	258,980
NET CASH PROVIDED BY FINANCING ACTIVITIES	296,025	258,980

NET INCREASE (DECREASE) IN CASH	67,550	131,843

CASH, at the beginning of the period	46,551	7,100

CASH, at the end of the period	$114,101	$138,943

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$395,662	$22,200
Beneficial conversion on convertible note payable	$395,662	$22,200
Conversion of convertible notes payable.	$54,000	$104,650

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

Restatement

On February 11, 2014, the Company purchased the outstanding stock of Diamond Anvil Designs (“Diamond Anvil”) for a total purchase price of $150,000. The terms of the acquisition required a down payment of $25,000 and monthly installments of $10,000 until the full purchase price is paid. We had paid $70,000 of the purchase price as of April 30, 2014.

The acquisition of CMI was accounted for as a purchase of a business. Diamond Anvil has no assets, liabilities or operations on the date of acquisition. In the Original Filing, we had expensed all amounts paid for the acquisition to general and administrative expense. These amounts should not have been reflected as operating expenses. Instead, they should have been included in other expense on the statement of operations.

As a result, we have decreased general and administrative expense for the three months ended April 30, 2014 by $70,000 and increased other expense for the same period by $70,000. This restatement also decreased net cash used by operating activities for the three months ended April 30, 2014 by $70,000 and increased net cash used by investing activities for the same period by $70,000.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2014, the Company has generated net losses since inception of $2,068,161. For the three months ended April 30, 2014, the Company had a net loss of $360,307 and negative cash flow from operating activities of $ 158,475 . As of April 30, 2014, the Company had negative working capital of $110,446. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 4. Advances

During the three months ended April 30, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $296,025. The total amount due under these advances as of April 30, 2014 and January 31, 2014 was $0 and $99,637, respectively . These advances are not collateralized, non-interest bearing and are due on demand.

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

The acquisition of CMI was accounted for as a purchase of a business. Diamond Anvil has no assets, liabilities or operations on the date of acquisition. All amounts paid for the acquisition have been expensed as a loss on acquisition of Diamond Anvil in the statements of operations for the three months ended April 30, 2014.

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

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $ 138,387 and $187,340 for the three months ended April 30, 2014 and   2013, respectively. The de crease was the result of decreased overhead costs .

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

Liquidity and Capital Resources

At April 30, 2014, we had cash on hand of $114,101. The company has negative working capital of $110,446. Net cash used in operating activities for the three months ended April 30, 2014 was $ 158,475 . Cash on hand is adequate to fund our operations for less than three months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan fully. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of April 30, 2014.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.

101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: July 7, 2014	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director