Form 10-Q
period 2014-07-31
NEUTRA CORP.
filed 2014-09-22
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 22, 2014, 31,637,461 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2014	January 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,941	$46,551
Total current assets	30,941	46,551

TOTAL ASSETS	$30,941	$46,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$242,778	$244,635
Advances payable	130,240	99,637
Current portion of convertible notes payable, net of discount of $57,520 and $0, respectively.	68,399	—
Current portion of accrued interest payable	241	—
Total current liabilities	441,658	344,272

Convertible notes payable, net of discount of $643,785 and $704,046, respectively.	227,765	177,886
Accrued interest payable	45,568	29,149
TOTAL LIABILITIES	714,991	551,307

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,637,461 shares issued and outstanding at July 31, 2014 and January 31, 2014, respectively.	2,664	1,490
Additional paid-in capital	1,909,425	1,201,608
Accumulated deficit	(2,596,139)	(1,707,854)
Total stockholders’ deficit	(684,050)	(504,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,941	$46,551

The accompany notes are an integral part of these unaudited financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013

REVENUE	$—	$—	$—	$—
OPERATING EXPENSES
General and administrative expenses	350,018	430,021	211,631	242,681

LOSS FROM OPERATIONS	(350,018)	(430,021)	(211,631)	(242,681)

OTHER INCOME (EXPENSE)
Interest expense	(448,267)	(63,867)	(296,347)	(32,275)
Loss on acquisition of Diamond Anvil	(90,000)	—	(20,000)	—
Total other income (expense)	(538,267)	(63,867)	(316,347)	(32,275)

NET LOSS	$(888,285)	(493,888)	(527,978)	(274,956)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.04)	(0.07)	$(0.02)	$(0.03)

COMMON SHARES OUTSTANDING – Basic and fully diluted	20,494,956	7,358,659	23,259,621	8,617,287

The accompany notes are an integral part of these unaudited financial statements.

NEUTRA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In		Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 31, 2013	4,949,515	$495	$183,700	$(449,571)	$(265,375)

Shares issued for conversion of notes payable	9,955,000	996	98,555	—	99,551
Discount on issuance of convertible note payable	—	—	919,353	—	919,353
Net Loss	—	—	—	(1,258,283)	(1,258,283)

BALANCE, January 31, 2014	14,904,515	$1,490	$1,201,608	$(1,707,854)	$(504,756)

Shares issued for conversion of notes payable	11,732,946	1,174	312,155	—	313,329
Discount on issuance of convertible note payable	—	—	395,662	—	395,662
Net Loss	—	—	—	(888,285)	(888,285)

BALANCE, July 31, 2014	26,637,461	$2,664	$1,909,425	$(2,596,139)	$(684,050)

On August 8, 2012, the Company effected a one-for-twenty reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(888,285)	$(493,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	398,403	58,336
Loss on acquisition of Diamond Anvil Designs	90,000	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,857)	(8,030)
Accrued interest payable	49,864	—
NET CASH USED IN OPERATING ACTIVITIES	(351,875)	(443,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Diamond Anvil Designs	(90,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(90,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	426,265	664,098
NET CASH PROVIDED BY FINANCING ACTIVITIES	426,265	664,098

NET INCREASE (DECREASE) IN CASH	(15,610)	220,516

CASH, at the beginning of the period	46,551	7,100

CASH, at the end of the period	$30,941	$227,616

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$395,662	$44,550
Beneficial conversion on convertible note payable	$395,662	$44,550
Conversion of convertible notes payable	$313,329	$443,465

The accompany notes are an integral part of these unaudited financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 2014, the Company has generated net losses since inception of $2,596,139. For the six months ended July 31, 2014, the Company had a net loss of $888,285 and negative cash flow from operating activities of $351,875. As of July 31, 2014, the Company had negative working capital of $410,717. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended January 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended July 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2015.

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries from the date of their formations. Significant intercompany transactions have been eliminated in consolidation.

Development Stage Company

The Company was a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $30,941 and $46,551 at July 31, 2014 and January 31, 2014, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2014 or January 31, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Acquisition of Diamond Anvil Designs

On February 7, 2014, the Company acquired all of the shares of Diamond Anvil Designs, LLC (“Diamond Anvil”) for $150,000. The agreement called for a $25,000 payment on the agreement date, and $125,000 in additional payments over the following five months. Through July 31, 2014, we have made cash payments of $90,000. Diamond Anvil owns intellectual property for a vapor pen; they have no tangible assets.

Note 5. Advances

During the six months ended July 31, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $426,265. The total amount due under these advances as of July 31, 2014 was $130,240. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible Notes Payable consists of the following as of July 31, 2014 and January 31, 2014:

	July 31, 2014	January 31, 2014
Convertible note payable, dated February 28, 2013, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	$—	$67,229
Convertible note payable, dated July 31, 2013, bearing interest at 10% per annum, matures on July 31, 2015 and convertible into shares of common stock at $0.05 per share	125,919	338,815
Convertible note payable, dated October 31, 2013, bearing interest at 10% per annum, matures on October 31, 2015 and convertible into shares of common stock at $0.05 per share	475,888	475,888
Convertible note payable, dated April 30, 2014, bearing interest at 10% per annum, matures on April 30, 2016 and convertible into shares of common stock at $0.05 per share	395,662	—
Total convertible notes payable	$997,469	$$881,932

Less: current portion of convertible notes payable	(125,919)	—
Less: discount on noncurrent convertible notes payable	(643,785)	(704,046)
Convertible notes payable, net of discount	$227,765	$177,886

Advances Refinanced into Convertible Promissory Notes

During the six months ended July 31, 2014, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
April 30, 2014	April 30, 2016	10%	$0.05	$395,662	$395,662

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

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features as show in the table above. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the note.

Conversions to Common Stock

During six months ended July 31, 2014, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
February 7, 2014	$6,000	600,000	$3,061
February 11, 2014	7,000	700,000	3,533
March 3, 2014	9,000	900,000	4,069
March 18, 2014	8,000	800,000	3,796
March 25, 2014	8,000	800,000	3,380
April 15, 2014	8,000	800,000	3,208
April 15, 2014	8,000	800,000	2,341
May 7, 2014	8,000	800,000	1,964
May 14, 2014	6,329	632,946	—
Total	$68,329	6,832,946	$25,352

During six months ended July 31, 2014, the holders of the Convertible Note Payable dated July 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
May 7, 2014	$5,000	100,000	$—
May 21, 2014	20,000	400,000	—
June 12, 2014	50,000	1,000,000	25,899
June 17, 2014	20,000	400,000	10,960
July 7, 2014	50,000	1,000,000	25,476
July 11, 2014	50,000	1,000,000	25,724
July 24, 2014	50,000	1,000,000	23,828
Total	$245,000	4,900,000	$111,887

Note 8. Stockholders’ Equity

Conversion of shares

During six months ended July 31, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 7, 2014	$6,000	600,000
February 11, 2014	7,000	700,000
March 3, 2014	9,000	900,000
March 18, 2014	8,000	800,000
March 25, 2014	8,000	800,000
April 15, 2014	8,000	800,000
April 15, 2014	8,000	800,000
May 7, 2014	8,000	800,000
May 7, 2014	5,000	100,000
May 14, 2014	6,329	632,946
May 21, 2014	20,000	400,000
June 12, 2014	50,000	1,000,000
June 17, 2014	20,000	400,000
July 7, 2014	50,000	1,000,000
July 11, 2014	50,000	1,000,000
July 24, 2014	50,000	1,000,000
Total	$313,329	11,732,946

Note 9. Subsequent Events

On August 4, 2014, the holders of the Convertible Note Payable dated July 31, 2013, elected to convert principal and accrued interest in the amount of $60,000 into 1,200,000 shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On August 5, 2014, the holders of the Convertible Note Payable dated July 31, 2013, elected to convert principal and accrued interest in the amount of $60,000 into 1,200,000 shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On August 8, 2014, the holders of the Convertible Note Payable dated October 31, 2013, elected to convert principal and accrued interest in the amount of $65,000 into 1,300,000 shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On August 15, 2014, Sydney Jim resigned as our Chief Executive Officer and Director. On the same date, Our Board of Directors appointed Christopher Brown as Chief Executive Officer and Director.

On August 22, 2014, the holders of the Convertible Note Payable dated October 31, 2013, elected to convert principal and accrued interest in the amount of $65,000 into 1,300,000 shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

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

On January 11, 2013, the Company executed an Option Agreement with Purlife Distributors Inc, and authorized distributor of DrivePur and Purteq products in Canada, (hereafter referred to as “Purlife”.  Purlife owns rights to market, in Canada, environmentally friendly, sustainable, and long-lasting antimicrobial solutions for indoor and outdoor surfaces. The Option Agreement shall be for a period of ninety (90) days beginning from the date of the agreement. The Company will pay Purlife a $5,000 non-refundable payment. Under the option agreement, the Company, will have the right to conduct a due diligence review of Purlife with complete access to data, patent applications, financial statements and other pertinent information. From the Option Agreement, the Company was able to form a Joint Venture with Purlife on February 1, 2013.

On February 1, 2013, the Company entered into a Joint Venture Agreement with Purlife. The Joint Venture was created towards developing and marketing the brands represented by Purlife. Purlife will execute the business plan or other programs as agreed to as well as make any necessary disbursements on behalf of the Joint Venture, and collect and distribute profits in accordance with the ownership percentages. The Joint Venture will allocate profits for a period of 3 years with the Company receiving 10% and the Joint Venture receiving 90%. All loss and disbursements incurred by Purlife in acquiring, holding, and protecting the business interest and the net profits shall, during the period of the venture be paid by Purlife. All losses incurred by the Parties will be limited to their financial contribution to the Joint Venture. The Company will provide consulting to the Joint Venture and participate in strategic and operation decisions as required.

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

On May 30, 2013, the Company entered into a joint venture agreement with Field of View Technologies, LLC. (the “Field of View JV”). The purpose of the Field of View JV is to develop, produce, and market a new cannabis inhalation delivery system. Under the terms of the agreement, the Company will provide funding for the project and provide consulting services to the Field of View JV. Field of View Technologies, LLC will develop the product and manage the joint venture. In exchange, the Company will receive 25% of the profit on all inhalation cannabinoid delivery systems for a period of 36 months. The Company has committed to fund $175,000 of the costs of the Field of View JV.

On June 5, 2013, the Company entered into a joint venture agreement with Vertigo Technologies, LLC. (the “Vertigo JV”). The purpose of the Vertigo JV is to develop post-production equipment in the horticultural market. Under the terms of the agreement, the Company will provide funding for the project. Vertigo Technologies, LLC will develop the product and manage the joint venture. In exchange, the Company will receive 30% of the profit on all cannabinoid post-production technology products for a period of 36 months. The Company has committed to fund $85,000 of the costs of the Vertigo JV.

On August 25, 2013, the Company entered into a joint venture agreement with Second Wave Ventures, LLC. (the “Second Wave JV”). The purpose of the Second Wave JV is to develop, produce and market nutraceutical products and deliver systems. Under the terms of the agreement, the Company will provide funding for the operations of the joint venture. In exchange, the Company will receive 30% of the profits on all products and delivery systems within the nutraceutical market. The Company has committed to fund $85,000 under the Second Wave JV, which will be paid in weekly payments of $5,000.

On August 27, 2013, the Company entered into a joint venture agreement with Surface to Air Solutions, LLC. (the “S2O2 JV”). The purpose of the S2O2 JV is to work together to develop, produce, and market new services and products that are utilized within the market of horticultural production. Under the terms of the agreement, the Company will provide management, marketing, and other consulting services to the S2O2 JV. In addition, the Company will re-design the web marketing material for the joint venture. NTRR will fund up to $100,000 of the operating costs of the S2O2 JV at its discretion. After an initial payment of $10,000 on September 1, 2013, funding will be made in weekly installments of $7,500. In exchange, NTRR will receive 25% of the profits on all products and services that are used within the horticultural market.

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

Results of Operations

Six months ended July 31, 2014 compared to the six months ended July 31, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $350,018 and $430,021 for the six months ended  July 31, 2014 and 2013, respectively. The decrease was due to a $47,068 reduction in promotional activities and a $67,500 reduction in spending toward profit participation agreements.

Interest Expense

Interest expense increased from $63,867 for the six months ended  July 31, 2013 to $448,267 for the six months ended  July 31, 2014. Interest expense for the six months ended  July 31, 2014 included amortization of discount on convertible notes payable in the amount of $398,403, compared to $58,336 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Loss on Acquisition

During the six months ended July 31, 2014, we incurred a $90,000 loss on the acquisition of Diamond Anvil. We had no acquisition losses during the six months ended July 31, 2013.

Net Loss

We incurred a net loss of $888,285 for the six months ended  July 31, 2014 as compared to $493,888 for the comparable period of 2013. The decrease in the net loss was primarily the reductions in promotional activities and profit participation agreements, offset by the increases in interest expense and the loss on the Diamond Anvil acquisition.

Three months ended July 31, 2014 compared to the three months ended July 31, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $211,631 and $242,681 for the three months ended  July 31, 2014 and ended 2013, respectively. This was the result of a $49,903 reduction in promotional activities and a $22,500 reduction in profit participation agreements, offset by increases in professional fees.

Interest Expense

Interest expense increasedfrom $32,275 for the three months ended July 31, 2013 to $296,347 for the six months ended  July 31, 2014. Interest expense for the three months ended  July 31, 2014 included amortization of discount on convertible notes payable in the amount of $398,403227,098, compared to $58,33658,335 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Loss on Acquisition

During the three months ended July 31, 2014, we incurred a $20,000 loss on the acquisition of Diamond Anvil. We had no acquisition losses during the six months ended July 31, 2013.

Net Loss

We incurred a net loss of $527,978 for three six months ended  July 31, 2014 as compared to $274,956 for the comparable period of 2013. The increase in the net loss is due to the increases in interest expense and the loss on the Diamond Anvil acquisition, offset by our reductions in general and administrative expenses.

Liquidity and Capital Resources

At July 31, 2014, we had cash on hand of $30,941. The company has negative working capital of $410,717 . Net cash used in operating activities for the six months ended July 31, 2014 was $351,875. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of July 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of July 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

There were no sales of unregistered equity securities during the six months ended July 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: September 22, 2014	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director