Form 10-Q/A
period 2014-07-31
NEUTRA CORP.
filed 2014-10-29
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended July 31, 2014, filed with the Securities and Exchange Commission on September 22, 2014.

Additionally, we corrected typographical errors:

1. On page 4, the “Balance Sheets”, the common stock line item label has been corrected to include the number of shares for the January 31, 2014 period: “Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,637,461 and 14,904,515 shares issued and outstanding at July 31, 2014 and January 31, 2014, respectively.”

2. On page 13, the two note heading numbers have been correctly sequenced as “Note 7. Stockholders’ Equity” and “Note 8. Subsequent Events”.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2014	January 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,941	$46,551
Total current assets	30,941	46,551

TOTAL ASSETS	$30,941	$46,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$242,778	$244,635
Advances payable	130,240	99,637
Current portion of convertible notes payable, net of discount of $57,520 and $0, respectively.	68,399	—
Current portion of accrued interest payable	241	—
Total current liabilities	441,658	344,272

Convertible notes payable, net of discount of $643,785 and $704,046, respectively.	227,765	177,886
Accrued interest payable	45,568	29,149
TOTAL LIABILITIES	714,991	551,307

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,637,461 and 14,904,515 shares issued and outstanding at July 31, 2014 and January 31, 2014, respectively.	2,664	1,490
Additional paid-in capital	1,909,425	1,201,608
Accumulated deficit	(2,596,139)	(1,707,854)
Total stockholders’ deficit	(684,050)	(504,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,941	$46,551

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

Note 7 . Stockholders’ Equity

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

Note 8 . Subsequent Events

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

Neutra Corp.

Date: October 29, 2014	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director