Form 10-Q
period 2014-10-31
NEUTRA CORP.
filed 2014-12-15
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 12, 2014, 38,637,461 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2014	January 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,146	$46,551
Total current assets	9,146	46,551

TOTAL ASSETS	$9,146	$46,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$301,720	$244,635
Advances payable	—	99,637
Current portion of convertible notes payable, net of discount of $66,273 and $0, respectively	94,737	—
Current portion of accrued interest payable	151	—
Total current liabilities	396,608	344,272

Convertible notes payable, net of discount of $519,576 and $704,046, respectively	99,592	177,886
Accrued interest payable	20,328	29,149
TOTAL LIABILITIES	516,528	551,307

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 35,137,461 shares and 14,904,515 issued and outstanding at October 31, 2014 and January 31, 2014, respectively	3,514	1,490
Additional paid-in capital	2,557,081	1,201,608
Stock payable	60,000	—
Accumulated deficit	(3,127,977)	(1,707,854)
Total stockholders’ deficit	(507,382)	(504,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,146	$46,551

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2014	2013	2014	2013

OPERATING EXPENSES
General and administrative expenses	$514,021	$705,532	$164,003	$273,511

LOSS FROM OPERATIONS	(514,021)	(705,532)	(164,003)	(273,511)

OTHER INCOME (EXPENSE)
Interest expense	(806,102)	(140,124)	(357,835)	(76,257)
Loss on acquisition of Diamond Anvil	(100,000)	—	(10,000)	—
Total other income (expense)	(906,102)	(140,124)	(367,835)	(76,257)

NET LOSS	$(1,420,123)	$(845,656)	$(531,838)	$(349,768)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.06)	$(0.10)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	24,108,181	8,532,354	31,102,678	10,841,472

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit

BALANCE, January 31, 2014	14,904,515	$1,490	$1,201,608	$—	$(1,707,854)	$(504,756)

Shares issued for conversion of convertible notes payable	20,232,946	2,024	736,305	—	—	738,329
Discount on issuance of convertible note payable	—	—	619,168	—	—	619,168
Stock payable for conversion of convertible note payable	—	—	—	60,000	—	60,000
Net loss	—	—	—	—	(1,420,123)	(1,420,123)

BALANCE, October 31, 2014	35,137,461	$3,514	$2,557,081	$60,000	$(3,127,977)	$(507,382)

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,420,123)	$(845,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	737,365	119,957
Loss on acquisition of Diamond Anvil Designs	100,000	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	57,085	49,651
Accrued interest payable	68,737	20,167
NET CASH USED IN OPERATING ACTIVITIES	(456,936)	(655,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Diamond Anvil Designs	(100,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	519,531	739,868
NET CASH PROVIDED BY FINANCING ACTIVITIES	519,531	739,868

NET INCREASE (DECREASE) IN CASH	(37,405)	83,987

CASH, at the beginning of the period	46,551	7,100

CASH, at the end of the period	$9,146	$91,087

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$619,168	$919,353
Beneficial conversion on convertible note payable	$619,168	$919,353
Conversion of convertible notes payable	$738,329	$69,550
Stock payable for conversion of convertible notes payable	$60,000	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

Note 1. General Organization and Business

Neutra Corp. was incorporated in Florida on January 11, 2011 to market and participate in the Nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the Nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we will be doing our due diligence and participating. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

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

On August 15, 2014, Sydney Jim resigned from his position as chief executive officer (“CEO”) and sole director of Neutra Corp. (the “Company”). There was no disagreement between the Company and Mr. Jim at the time of his resignation from the Company.

On the same date, Christopher Brown was appointed as the Company’s new president, CEO and sole member of the Board of Directors. Under the terms of his employment agreement, Mr. Brown receives a salary of $60,000 per year. He does not own any common stock.

We have no revenues, have incurred losses since inception, have been issued a going concern opinion from our auditors, and rely upon the sale of our securities and borrowing to fund operations.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended October 31, 2014, the Company had a net loss of $1,420,123 and negative cash flow from operating activities of $456,936. As of October 31, 2014, the Company had negative working capital of $387,462. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine month period ended October 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $9,146 and $46,551 at October 31, 2014 and January 31, 2014, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2014 or January 31, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the year ended January 31, 2015.

Note 4. Acquisition of Diamond Anvil Designs

On February 7, 2014, the Company acquired all of the shares of Diamond Anvil Designs, LLC (“Diamond Anvil”) for $150,000. The agreement called for a $25,000 payment on the agreement date, and $125,000 in additional payments over the following five months. Through October 31, 2014, we have made cash payments of $100,000. Diamond Anvil owns intellectual property for a vapor pen; they have no tangible assets.

Note 5. Advances

During the nine months ended October 31, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $519,531. The total amount due under these advances as of October 31, 2014 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible Notes Payable consists of the following as of October 31, 2014 and January 31, 2014:

	October 31, 2014	January 31, 2014
Convertible note payable, dated February 28, 2013, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	$—	$67,229
Convertible note payable, dated July 31, 2013, bearing interest at 10% per annum, matures on July 31, 2015 and convertible into shares of common stock at $0.05 per share	6,317	338,815
Convertible note payable, dated October 31, 2013, bearing interest at 10% per annum, matures on October 31, 2015 and convertible into shares of common stock at $0.05 per share	154,693	475,888
Convertible note payable, dated April 30, 2014, bearing interest at 10% per annum, matures on April 30, 2016 and convertible into shares of common stock at $0.05 per share	395,662	—
Convertible note payable, dated October 31, 2014, bearing interest at 10% per annum, matures on October 31, 2016 and convertible into shares of common stock at $0.05 per share	223,506	—
Total convertible notes payable	$780,178	$$881,932

Less: current portion of convertible notes payable	(161,010)	—
Less: discount on noncurrent convertible notes payable	(519,576)	(704,046)
Convertible notes payable, net of discount	$99,592	$177,886

Advances Refinanced into Convertible Promissory Notes

During the nine months ended October 31, 2014, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
April 30, 2014	April 30, 2016	10%	$0.05	$395,662	$395,662
October 31, 2014	October 31, 2016	10%	0.04	203,506	203,506

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

Conversions to Common Stock

During nine months ended October 31, 2014, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

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

During nine months ended October 31, 2014, the holders of the Convertible Note Payable dated July 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
May 7, 2014	$5,000	100,000	$—
May 21, 2014	20,000	400,000	—
June 12, 2014	50,000	1,000,000	25,899
June 17, 2014	20,000	400,000	10,960
July 7, 2014	50,000	1,000,000	25,476
July 11, 2014	50,000	1,000,000	25,724
July 24, 2014	50,000	1,000,000	23,828
August 4, 2014	60,000	1,200,000	26,356
August 5, 2014	60,000	1,200,000	26,096
Total	$365,000	7,300,000	$164,339

The 1,200,000 shares to be issued for the conversion on August 5, 2014 have not been issued as of the date of this filing. As a result, the amount of this conversion is included in stock payable on the balance sheet as of October 31, 2014.

During nine months ended October 31, 2014, the holders of the Convertible Note Payable dated October 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
August 8, 2014	$65,000	1,300,000	$17,445
August 22, 2014	65,000	1,300,000	37,633
September 24, 2014	70,000	1,400,000	35,837
October 2, 2014	70,000	1,400,000	36,195
October 10, 2014	25,000	500,000	12,259
October 22, 2014	70,000	1,400,000	32,301
Total	$365,000	7,300,000	$171,670

Note 7. Stockholders’ Equity

Conversion of shares

During nine months ended October 31, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 7, 2014	$6,000	600,000
February 11, 2014	7,000	700,000
March 3, 2014	9,000	900,000
March 18, 2014	8,000	800,000
March 25, 2014	8,000	800,000
April 15, 2014	8,000	800,000
April 15, 2014	8,000	800,000
May 7, 2014	8,000	800,000
May 7, 2014	5,000	100,000
May 14, 2014	6,329	632,946
May 21, 2014	20,000	400,000
June 12, 2014	50,000	1,000,000
June 17, 2014	20,000	400,000
July 7, 2014	50,000	1,000,000
July 11, 2014	50,000	1,000,000
July 24, 2014	50,000	1,000,000
August 4, 2014	60,000	1,200,000
August 5, 2014	60,000	1,200,000
August 8, 2014	65,000	1,300,000
August 22, 2014	65,000	1,300,000
September 24, 2014	70,000	1,400,000
October 2, 2014	70,000	1,400,000
October 10, 2014	25,000	500,000
October 22, 2014	70,000	1,400,000
Total	$798,329	21,432,946

Note 8. Subsequent Events

On November 6, 2014, the holders of the Convertible Note Payable dated October 31, 2013, elected to convert principal and accrued interest in the amount of $85,000 into 1,700,000 shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

On November 26, 2014, the holders of the Convertible Note Payable dated October 31, 2013, elected to convert principal and accrued interest in the amount of $90,000 into 1,800,000 shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

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

Results of Operations

Nine months ended October 31, 2014 compared to the nine months ended October 31, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $514,021 and $705,532 for the nine months ended  October 31, 2014 and 2013, respectively. The decrease is due to a $230,000 reduction in spending toward profit participation agreements.

Interest Expense

Interest expense increased  from $140,124 for the nine months ended  October 31, 2013 to $806,102 for the nine months ended  October 31, 2014. Interest expense for the nine months ended  October 31, 2014 included amortization of discount on convertible notes payable in the amount of $737,365, compared to $119,957 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Loss on Acquisition

During the nine months ended October 31, 2014, we incurred a $100,000 loss on the acquisition of Diamond Anvil. We had no acquisition losses during the nine months ended October 31, 2013.

Net Loss

We incurred a net loss of $1,420,123 for the nine months ended  October 31, 2014 as compared to $845,656 for the comparable period of 2013. The increase in the net loss was primarily due to increased interest expense and the loss on our Diamond Anvil acquisition, counteracted by the reduction in profit participation agreements.

Three months ended October 31, 2014 compared to the three months ended October 31, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $164,003 and $273,511 for the three months ended  October 31, 2014 and ended 2013, respectively. This was mainly due to a $162,500 decrease in our contribution toward profit participation agreements.

Interest Expense

Interest expense increased from $76,257 for the three months ended October 31, 2013 to $357,835 for the nine months ended  October 31, 2014. Interest expense for the three months ended  October 31, 2014 included amortization of discount on convertible notes payable in the amount of $338,962 compared to $61,620 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $531,838 for three nine months ended  October 31, 2014 as compared to $349,768 for the comparable period of 2013. The increase in the net loss is due to the increases in interest expense, offset by the reduction in general and administrative expenses discussed above.

Liquidity and Capital Resources

At October 31, 2014, we had cash on hand of $9,146. The company has negative working capital of $387,462 . Net cash used in operating activities for the nine months ended October 31, 2014 was $456,936. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of October 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended October 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: December 15, 2014	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director