Form 10-K
period 2015-01-31
NEUTRA CORP.
filed 2015-05-18
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-172417

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Florida	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

8875 Hidden River Parkway, Suite 300 Tampa, FL	34243
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 367-2041

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock $0.0001 par value	OTC Markets QB

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, July 31, 2014 was $6,006,605.

There were 46,847,190 shares of the Registrant's common stock outstanding as of May 15, 2015.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “NTRR,” “our,” and “us” refers to Neutra Corp., a Florida corporation.

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

In their audit report dated May 15, 2015; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. If we do not raise additional capital within twelve months, we may be required to suspend or cease the implementation of our business plan.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “NTRR” in October 2011. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended January 31, 2015
Quarter ended January 31, 2015	$0.21	$0.07
Quarter ended October 31, 2014	$0.28	$0.09
Quarter ended July 31, 2014	$0.59	$0.20
Quarter ended April 30, 2014	$0.95	$0.37

Fiscal Year Ended January 31, 2014
Quarter ended January 31, 2014	$1.00	$0.28
Quarter ended October 31, 2013	$1.28	$0.30
Quarter ended July 31, 2013	$1.85	$0.22
Quarter ended April 30, 2013	$6.50	$0.11

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

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on May 5, 2015, as quoted by OTC Markets Group, Inc., was $0.07. There were 46,847,190 shares of common stock issued and outstanding as of May 15, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Florida contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

During the three months ended January 31, 2015, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Number of Shares Issued
November 6, 2014	85,000	1,700,000
November 26, 2014	90,000	1,800,000
December 3, 2014	50,000	1,000,000
December 15, 2014	71,080	1,421,593
January 5, 2014	100,000	2,000,000
January 15, 2015	105,000	2,100,000
Total	$501,080	10,021,593

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

We were incorporated in Florida on January 11, 2011 to market and participate in the Nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the Nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we will be doing our due diligence and participating. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

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

Plan of Operations

We believe we do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of January 31, 2015, we had cash on hand of $6,584.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be hindered.

Results of Operations

We incurred a net loss of $1,896,815 for the year ended January 31, 2015. We had a working capital deficit of $334,006 as of January 31, 2015. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended January 31, 2015 was $546,538.

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

Fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $635,866 and $965,903 for the years ended January 31, 2015 and ended 2014, respectively. The decrease was the result of smaller contributions to profit participation agreements.

Interest Expense

Interest expense increased from $292,381 for the year ended January 31, 2014 to $1,150,949 for the year ended January 31, 2015. Interest expense for the year ended January 31, 2015 included amortization of discount on convertible notes payable in the amount of $1,068,607, compared to $253,028 for the comparable period of 2014. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,896,815 for the year ended January 31, 2015 as compared to $1,258,284 for the comparable period of 2014. The increase in the net loss was primarily the result of increased interest expenses related to amortization of our convertible notes during the year ended January 31, 2015.

Liquidity and Capital Resources

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing approximately of $400,000 to fund our operations and to execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through January 31, 2015, we have incurred cumulative losses since inception of $1,896,815. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $334,006.

As of January 31, 2015, we had $6,584 of cash on hand. This amount of cash will be adequate to fund our operations for approximately less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2015, the Company had a net loss of $1,896,815 and generated negative cash flow from operations in the amount of $546,538. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neutra Corp.

Consolidated Financial Statements

January 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Board of Directors

of Neutra Corp.

We have audited the accompanying balance sheets of Neutra Corp. as of January 31, 2015 and 2014 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neutra Corp. as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated net loss of $1,896,815 and negative cash flow from operating activities of $546,538, which raises doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, TX

www.mkacpas.com

May 15, 2015

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2015	January 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,584	$46,551
Total current assets	6,584	46,551

TOTAL ASSETS	$6,584	$46,551

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$333,963	$244,635
Advances payable	—	99,637
Current portion of convertible notes payable, net of discount of $0 and $0, respectively	6,317	—
Current portion of accrued interest payable	310	—
Total current liabilities	340,590	344,272

Convertible notes payable, net of discount of $351,646 and $704,046, respectively	45,976	177,886
Accrued interest payable	5,973	29,149
TOTAL LIABILITIES	392,539	551,307

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 45,159,054 shares and 14,904,515 shares issued and outstanding at January 31, 2015 and January 31, 2014, respectively	4,516	1,490
Additional paid-in capital	3,154,198	1,201,608
Common stock payable	60,000	—
Accumulated deficit	(3,604,669)	(1,707,854)
Total shareholders’ equity (deficit)	(385,955)	(504,756)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,584	$46,551

The accompanying notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2015	2014

OPERATING EXPENSES
General and administrative expenses	$635,866	$965,903

LOSS FROM OPERATIONS	(635,866)	(965,903)

OTHER INCOME (EXPENSE)
Interest expense	(1,150,949)	(292,381)
Loss on acquisition	(110,000)	—

NET LOSS	$(1,896,815)	$(1,258,284)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.07)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and fully diluted	28,193,410	9,635,748

The accompanying notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

BALANCE, January 31, 2013	4,949,515	$495	$183,700	$—	$(449,570)	$(265,375)

Shares issued for conversion of notes payable	9,955,000	995	98,555	—	—	99,550
Discount on issuance of convertible note payable	—	—	919,353	—	—	919,353
Net Loss	—	—	—	—	(1,258,284)	(1,258,284)

BALANCE, January 31, 2014	14,904,515	$1,490	$1,201,608	$—	$(1,707,854)	$(504,756)

Shares issued for conversion of notes payable	30,254,539	3,026	1,236,383	—	—	1,239,409
Beneficial conversion discount on issuance of convertible note payable	—	—	716,208	—	—	716,208
Stock payable for conversion of convertible note payable	—	—	—	60,000	—	60,000
Net loss	—	—	—	—	(1,896,815)	(1,896,815)

BALANCE, January 31, 2015	45,159,054	$4,516	$3,154,198	$60,000	$(3,604,669)	$(385,955)

The accompanying notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,896,815)	$(1,258,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	1,068,607	253,028
Loss on acquisition of Diamond Anvil Designs	110,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	89,328	165,849
Accrued interest payable	82,342	39,353
NET CASH USED IN OPERATING ACTIVITIES	(546,538)	(800,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Diamond Anvil Designs	(110,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(110,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	616,571	839,505
NET CASH PROVIDED BY FINANCING ACTIVITIES	616,571	839,505

NET INCREASE (DECREASE) IN CASH	(39,967)	39,451

CASH, at the beginning of the period	46,551	7,100

CASH, at the end of the period	$6,584	$46,551

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$716,208	$919,353
Beneficial conversion of convertible note payable	$716,208	$919,353
Conversion of convertible notes payable	$1,239,409	$99,550

The accompanying notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

Note 1. Background Information

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

Note 2. Going Concern

For the fiscal year ended January 31, 2015, the Company had a net loss of $1,896,815 and negative cash flow from operations of $546,538. As of January 31, 2015, the Company has negative working capital of $334,006. The company has not emerged from the development stage.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $6,584 and $46,551 at January 31, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2015 and 2014, respectively.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Earnings (Loss) Per Share

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

Beneficial Conversion Feature

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company’s common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2014 and December 31, 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar

Recently Issued Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendment was effective for the Company beginning February 1, 2014. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The Company adopted ASU No. 2013-01 effective February 1, 2014. The adoption of ASU No. 2013-01 did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-10 during the year ended January 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4. Acquisition of Diamond Anvil Designs

On February 7, 2014, the Company acquired all of the shares of Diamond Anvil Designs, LLC (“Diamond Anvil”) for $150,000. The agreement called for a $25,000 payment on the agreement date, and $125,000 in additional payments over the following five months. Through January 31, 2015, we have made cash payments of $110,000. Diamond Anvil owns intellectual property for a vapor pen; they have no tangible assets. As a result of the Company lacking inputs and outputs necessary to be considered a business, the acquisition was treated as an asset acquisition. Due to the significant doubt of future cash flows of this concept acquisition, the entire amount was impaired.

Note 5. Advances from Third Parties

During the year ended January 31, 2015, the Company received net, non-interest bearing advances from certain third parties totaling $616,571. The total amount due under these advances as of January 31, 2015 was $0.

Note 6. Convertibles Notes Payable

Convertible Notes Payable consists of the following as of January 31, 2015 and January 31, 2014:

	January 31, 2015	January 31, 2014
Convertible note payable, dated February 28, 2013, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	$—	$67,229
Convertible note payable, dated July 31, 2013, bearing interest at 10% per annum, matures on July 31, 2015 and convertible into shares of common stock at $0.05 per share	6,317	338,815
Convertible note payable, dated October 31, 2013, bearing interest at 10% per annum, matures on October 31, 2015 and convertible into shares of common stock at $0.05 per share	—	475,888
Convertible note payable, dated April 30, 2014, bearing interest at 10% per annum, matures on April 30, 2016 and convertible into shares of common stock at $0.05 per share	77,076	—
Convertible note payable, dated October 31, 2014, bearing interest at 10% per annum, matures on October 31, 2016 and convertible into shares of common stock at $0.05 per share	223,506	—
Convertible note payable, dated January 31, 2015, bearing interest at 10% per annum, matures on January 31, 2017 and convertible into shares of common stock at $0.03 per share	97,040	—
Total convertible notes payable	$403,939	$$881,932

Less: current portion of convertible notes payable	(6,317)	—
Less: discount on noncurrent convertible notes payable	(351,646)	(704,046)
Convertible notes payable, net of discount	$45,976	$177,886

Advances Refinanced into Convertible Promissory Notes

During the year ended January 31, 2015, the Company signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Discount
April 30, 2014	April 30, 2016	10%	$0.05	$395,662	$395,662
October 31, 2014	October 31, 2016	10%	0.05	223,506	223,506
January 31, 2015	January 31, 2017	10%	0.03	97,040	97,040
Total				$716,208	$716,208

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

Conversions to Common Stock during the year ended January 31, 2015

During the year ended January 31, 2015, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

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

During the year ended January 31, 2015, the holders of the Convertible Note Payable dated July 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

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

During the year ended January 31, 2015, the holders of the Convertible Note Payable dated October 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
August 8, 2014	$65,000	1,300,000	$17,445
August 22, 2014	65,000	1,300,000	37,633
September 24, 2014	70,000	1,400,000	35,837
October 2, 2014	70,000	1,400,000	36,195
October 10, 2014	25,000	500,000	12,259
October 22, 2014	70,000	1,400,000	32,301
November 6, 2014	85,000	1,700,000	34,010
December 15, 2014	71,080	1,421,593	2,928
Total	$521,080	10,421,593	$208,608

During the year ended January 31, 2015, the holders of the Convertible Note Payable dated April 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
November 26, 2014	$90,000	1,800,000	$47,920
December 3, 2014	50,000	1,000,000	34,618
January 5, 2015	100,000	2,000,000	62,110
January 15, 2015	105,000	2,100,000	63,472
Total	$345,000	6,900,000	$208,120

Conversions to Common Stock during the year ended January 31, 2014

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

Note 7. Stockholders’ Equity

During the year ended January 31, 2015, the Company issued stock to third parties for the conversion of notes payable and accrued interest. No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes. The stock issued is as follows:

Date	Amount Converted	Number of Shares Issued
February 7, 2014	$6,000	600,000
February 11, 2014	7,000	700,000
March 3, 2014	9,000	900,000
March 18, 2014	8,000	800,000
March 25, 2014	8,000	800,000
April 15, 2014	8,000	800,000
April 15, 2014	8,000	800,000
May 7, 2014	8,000	800,000
May 7, 2014	5,000	100,000
May 14, 2014	6,329	632,946
May 21, 2014	20,000	400,000
June 12, 2014	50,000	1,000,000
June 17, 2014	20,000	400,000
July 7, 2014	50,000	1,000,000
July 11, 2014	50,000	1,000,000
July 24, 2014	50,000	1,000,000
August 4, 2014	60,000	1,200,000
August 5, 2014	60,000	1,200,000
August 8, 2014	65,000	1,300,000
August 22, 2014	65,000	1,300,000
September 24, 2014	70,000	1,400,000
October 2, 2014	70,000	1,400,000
October 10, 2014	25,000	500,000
October 22, 2014	70,000	1,400,000
November 6, 2014	85,000	1,700,000
November 26, 2014	90,000	1,800,000
December 3, 2014	50,000	1,000,000
December 15, 2014	71,080	1,421,593
January 5, 2014	100,000	2,000,000
January 15, 2015	105,000	2,100,000
Total	$1,299,409	31,454,539

During the year ended January 31, 2014, the Company issued stock to third parties for the conversion of notes payable.  No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes.  The stock issued is as follows:

Conversion Date	Number of Shares of Common Stock Issued	Value of Shares
February 6, 2013	490,000	$4,900
March 12, 2013	490,000	4,900
March 20, 2013	590,000	5,900
April 15, 2013	650,000	6,500
May 3, 2013	325,000	3,250
May 17, 2013	370,000	3,700
May 22, 2013	370,000	3,700
June 13, 2013	370,000	3,700
June 14, 2013	400,000	4,000
June 24, 2013	400,000	4,000
August 1, 2013	400,000	4,000
August 13, 2013	800,000	8,000
September 17, 2013	400,000	4,000
October 1, 2013	400,000	4,000
October 25, 2013	500,000	5,000
November 8, 2013	400,000	4,000
December 4, 2013	500,000	5,000
January 7, 2014	1,000,000	10,000
January 24, 2014	500,000	5,000
January 27, 2014	600,000	6,000
Total	9,955,000	$99,550

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2015 and 2014 are as follows.

	2015	2014
Tax benefit at U.S. statutory rate	$112,358	$124,816
Valuation allowance	(112,358)	(124,816)
	$—	$—

Note 9. Subsequent Events

On February 16, 2015, the holder of the convertible note payable dated July 31, 2013, elected to convert principal and accrued interest in the amount of $6,654 into 133,092 shares of the Company’s common stock at a rate of $0.05 per share. On the same date, the unamortized discount related to the converted to principal was amortized to interest expense.

On February 16, 2015, the holders of the convertible note dated April 30, 2014 elected to convert principal and accrued interest in the amount of $77,752 into 1,555,044 shares of the Company’s common stock at a rate of $0.05 per share. On the same date, the unamortized discount related to the converted to principal was amortized to interest expense.

On April 30, 2015, the holders of the convertible note payable dated October 31, 2014, elected to convert principal and accrued interest in the amount of $184,000 into 4,600,000 shares of the Company’s common stock at the rate of $0.04 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

None.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of January 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2015

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Christopher Brown 8875 Hidden River Parkway, Suite 300 Tampa, FL 34243	42	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

Mr. Brown was appointed as CEO and a member of the board of directors on August 15, 2014.

Biographies

From 2007 to 2010, Mr. Brown was the founder of Advanced Geothermal Systems, a company that created geo-exchange systems for luxury homes and businesses. From 2010 until 2014, Mr. Brown was the founder of PurLife Distributors, which creates anti-microbial surface protection programs for multiple verticals from automotive to sports teams. Mr. Brown received a degree in political science from the University of Victoria in Canada.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions

Our Board of Directors is comprised of solely of Mr. Brown who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Brown is paid $60,000 per ear for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Brown CEO and Chairman of the board	2015	31,172	—	—	—	—	—	—	31,172

Sydney Jim	2015	65,000	—	—	—	—	—	—	65,000
Former CEO and Chairman of the board	2014	105,000	—	—	—	—	—	—	105,000

Cindy Morrissey	2014	30,000	—	—	—	—	—	—	30,000
Former CEO and Chairman of the board	2013	62,500	—	—	—	—	—	—	62,500

Michael Shane Henderson	2013	56,385	—	—	—	—	—	—	56,385
Former CEO and Chairman of the board

OUTSTANDING EQUITY AWARDS AT JANUARY 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Christopher Brown	—	—	—	—	—	—	—	—	—

Sydney Jim	—	—	—	—	—	—	—	—	—

Cindy Morrissey	—	—	—	—	—	—	—	—	—

Michael Shane Henderson	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Christopher Brown. Mr. Brown also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of May 15, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Boxcar Transportation Corp. 65 East Street House No. 35 Panama City, Panama	4,349,500	9.6%

Christopher Brown	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed to the Company by its independent accountants for the years ended January 31, 2015 and 2014:

	2015	2014
Audit Fees
Paid to M&K CPAs PLLC	$11,500	$4,000
Paid to Messineo & Co. CPAs LLC	—	6,500

Audit related fees (1)	$—	$—

Tax fees (2)	$—	$—

All other fees (3)	$—	$—

Total fees	$11,500	$10,500

Notes to the Accountants Fees Table:

(1)

Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Messineo & Co. CPAs LLC and M&K CPAs PLLC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL Interactive Data (2), (3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: May 18, 2015	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director