Form 10-Q
period 2015-04-30
NEUTRA CORP.
filed 2015-06-18
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 11, 2015, 52,724,401 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2015	January 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,061	$6,584
Total current assets	8,061	6,584

TOTAL ASSETS	$8,061	$6,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$402,800	$333,963
Current portion of convertible notes payable	—	6,317
Current portion of accrued interest payable	—	310
Total current liabilities	402,800	340,590

Convertible notes payable, net of discount of $215,394 and $351,646, respectively	5,889	45,976
Accrued interest payable	2,367	5,973
TOTAL LIABILITIES	411,056	392,539

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized; 51,447,190 shares and 45,159,054 shares issued and outstanding at April 30, 2015 and January 31, 2015, respectively	5,145	4,516
Additional paid-in capital	3,495,630	3,154,198
Common stock payable	60,000	60,000
Accumulated deficit	(3,963,770)	(3,604,669)
Total stockholders’ deficit	(402,995)	(385,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,061	$6,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2015	2014

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	136,013	138,387

LOSS FROM OPERATIONS	(136,013)	(138,387)

OTHER INCOME (EXPENSE)
Interest expense	(218,088)	(151,920)
Loss on acquisition of Diamond Anvil	(5,000)	(70,000)
Total other income (expense)	(223,088)	(221,920)

NET LOSS	$(359,101)	$(360,307)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.02)

COMMON SHARES OUTSTANDING Basic and diluted	46,543,705	17,637,099

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Common Stock	Accumulated	Total
	Shares	Amount	Capital	Payable	Deficit	Equity

BALANCE, January 31, 2015	45,159,054	$4,516	$3,154,198	$60,000	$(3,604,669)	$(385,955)

Shares issued for conversion of notes payable	6,288,136	629	267,778	—	—	268,407
Discount on issuance of convertible note payable	—	—	73,654	—	—	73,654
Net loss	—	—	—	—	(359,101)	(359,101)

BALANCE, April 30, 2015	51,447,190	$5,145	$3,495,630	$60,000	$(3,963,770)	$(402,995)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(359,101)	$(360,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	209,906	131,067
Loss on acquisition of Diamond Anvil Designs	5,000	70,000

Changes in operating assets and liabilities:
Inventory	—	—
Accounts payable and accrued liabilities	68,837	(20,088)
Accrued interest payable	8,181	20,853
NET CASH USED IN OPERATING ACTIVITIES	(67,177)	(158,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Diamond Anvil Designs	(5,000)	(70,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,000)	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	73,654	296,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,654	296,025

NET INCREASE (DECREASE) IN CASH	1,477	67,550

CASH, at the beginning of the period	6,584	46,551

CASH, at the end of the period	$8,061	$114,101

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$73,654	$395,662
Beneficial conversion on convertible note payable	$73,654	$395,662
Conversion of convertible notes payable	$268,407	$54,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended April 30, 2015, the Company had a net loss of $359,101 and negative cash flow from operating activities of $67,177. As of April 30, 2015, the Company had negative working capital of $394,739. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended January 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended April 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2016.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $8,061 and $6,584 at April 30, 2015 and January 31, 2015, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2015 or January 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Acquisition of Diamond Anvil Designs

On February 7, 2014, the Company acquired all of the shares of Diamond Anvil Designs, LLC (“Diamond Anvil”) for $150,000. The agreement called for a $25,000 payment on the agreement date, and $125,000 in additional payments over the following five months. Through April 30, 2015, we have made cash payments of $115,000. Diamond Anvil owns intellectual property for a vapor pen; they have no tangible assets. As a result of the Company lacking inputs and outputs necessary to be considered a business, the acquisition was treated as an asset acquisition. Due to the significant doubt of future cash flows of this concept acquisition, the entire amount was impaired.

Note 5. Advances

During the three months ended April 30, 2015, the Company received net, non-interest bearing advances from certain third parties totaling $73,654. The total amount due under these advances as of April 30, 2015 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible Notes Payable consists of the following as of April 30, 2015 and January 31, 2015:

	April 30, 2015	January 31, 2015
Convertible note payable, dated February 28, 2013, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	$—	$67,229
Convertible note payable, dated July 31, 2013, bearing interest at 10% per annum, matures on July 31, 2015 and convertible into shares of common stock at $0.05 per share	—	338,815
Convertible note payable, dated October 31, 2013, bearing interest at 10% per annum, matures on October 31, 2015 and convertible into shares of common stock at $0.05 per share	—	475,888
Convertible note payable, dated April 30, 2014, bearing interest at 10% per annum, matures on April 30, 2016 and convertible into shares of common stock at $0.05 per share	—	—
Convertible note payable, dated October 31, 2014, bearing interest at 10% per annum, matures on October 31, 2016 and convertible into shares of common stock at $0.05 per share	50,589	—
Convertible note payable, dated January 31, 2015, bearing interest at 10% per annum, matures on January 31, 2017 and convertible into shares of common stock at $0.02 per share	97,040	—
Convertible note payable, dated April 30, 2015, bearing interest at 10% per annum, matures on April 30, 2017 and convertible into shares of common stock at $0.02 per share	73,654	—
Total convertible notes payable	$221,283	$403,939

Less: current portion of convertible notes payable	—	(6,317)
Less: discount on noncurrent convertible notes payable	(215,394)	(351,646)
Convertible notes payable, net of discount	$5,889	$45,976

Advances Refinanced into Convertible Promissory Notes

During the three months ended April 30, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
April 30, 2015	April 30, 2017	10%	$0.02	$73,654	$73,654

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

Conversions to Common Stock

During three months ended April 30, 2015, the holders of the Convertible Note Payable dated July 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
February 16, 2015	$6,655	133,092
Total	$6,655	133,092

During three months ended April 30, 2015, the holders of the Convertible Note Payable dated April 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
February 16, 2015	$77,752	1,555,044
Total	$77,752	1,555,044

During three months ended April 30, 2015, the holders of the Convertible Note Payable dated October 31, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
April 30, 2015	$184,000	4,600,000
Total	$184,000	4,600,000

Note 7. Stockholders’ Equity

Conversion of shares

During three months ended April 30, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 16, 2015	$6,655	133,092
February 16, 2015	77,752	1,555,044
April 30, 2015	184,000	4,600,000
Total	$268,407	6,288,136

Note 8. Subsequent Events

On June 5, 2015, the holder of the convertible note payable dated October 31, 2014 elected to convert principal and accrued interest payable in the amount of $51,088.42 into 1,277,211 shares of common stock in accordance with the terms of the note.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2015 on Form 10-K.

Results of Operations

Three months ended April 30, 2015 compared to the three months ended April 30, 2014.

General and Administrative Expenses

We recognized general and administrative expenses of $136,013 and $138,387 for the three months ended April 30, 2015 and 2014, respectively. The decrease is due to a reduction in spending toward profit participation agreements.

Interest Expense

Interest expense increased from $151,920 for the three months ended  April 30, 2014 to $218,088 for the three months ended  April 30, 2015. Interest expense for the three months ended  April 30, 2015 included amortization of discount on convertible notes payable in the amount of $209,906, compared to $131,067 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Loss on Acquisition

Loss on acquisition decreased from $70,000 for the three months ended  April 30, 2014 to $5,000 for the three months ended  April 30, 2015. This is because the prior period included the down payment for the transaction, whereas the current period includes a subsequent payment per the acquisition agreement.

Net Loss

We incurred a net loss of $359,101 for three months ended  April 30, 2015 as compared to $360,307 for the comparable period of 2014. The decrease in the net loss is not material.

Liquidity and Capital Resources

At April 30, 2015, we had cash on hand of $8,061. The company has negative working capital of $394,739 . Net cash used in operating activities for the three months ended April 30, 2015 was $67,177. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of April 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended April 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010

(2)	Filed or furnished herewith

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: June 18, 2015	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director