Form 10-Q
period 2015-07-31
NEUTRA CORP.
filed 2015-09-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-172417

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Florida	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

8875 Hidden River Parkway, Suite 300 Tampa, Florida	34243
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 813-367-2041

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 8, 2015, 59,018,339 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2015	January 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$748	$6,584
Total current assets	748	6,584

TOTAL ASSETS	$748	$6,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$456,425	$333,963
Current portion of convertible notes payable, net of discount of $0 and $0, respectively.	—	6,317
Current portion of accrued interest payable	—	310
Total current liabilities	456,425	340,590

Convertible notes payable, net of discount of $233,685 and $351,646, respectively.	10,949	45,976
Accrued interest payable	6,669	5,973
TOTAL LIABILITIES	474,043	392,539

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,724,401 and 45,159,054 shares issued and outstanding at July 31, 2015 and January 31, 2015, respectively.	5,272	4,516
Additional paid-in capital	3,620,532	3,154,198
Common stock payable	60,000	60,000
Accumulated deficit	(4,159,099)	(3,604,669)
Total stockholders’ deficit	(473,295)	(385,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$748	$6,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	245,892	350,018	109,879	211,631

LOSS FROM OPERATIONS	(245,892)	(350,018)	(109,879)	(211,631)

OTHER INCOME (EXPENSE)
Interest expense	(278,538)	(448,267)	(60,450)	(296,347)
Loss on Diamond Anvil acquisition	(30,000)	(90,000)	(25,000)	(20,000)
Total other income (expense)	(308,538)	(538,267)	(85,450)	(316,347)

NET LOSS	$(554,430)	$(888,285)	$(195,329)	$(527,978)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.04)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	49,431,243	20,494,956	52,224,623	23,259,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Common Stock	Accumulated	Total
	Shares	Amount	Capital	Payable	Deficit	Equity

BALANCE, January 31, 2015	45,159,054	$4,516	$3,154,198	$60,000	$(3,604,669)	$(385,955)

Shares issued for conversion of notes payable	7,565,347	756	318,740	—	—	319,496
Discount on issuance of convertible note payable	—	—	147,594	—	—	147,594
Net loss	—	—	—	—	(554,430)	(554,430)

BALANCE, July 31, 2015	52,724,401	$5,272	$3,620,532	$60,000	$(4,159,099)	$(473,295)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(554,430)	$(888,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	265,555	398,403
Loss on acquisition of Diamond Anvil	30,000	90,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	122,462	(1,857)
Accrued interest payable	12,983	49,864
NET CASH USED IN OPERATING ACTIVITIES	(123,430)	(351,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Diamond Anvil	(30,000)	(90,000)
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	(90,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	147,594	426,265
NET CASH PROVIDED BY FINANCING ACTIVITIES	147,594	426,265

NET INCREASE (DECREASE) IN CASH	(5,836)	(15,610)

CASH, at the beginning of the period	6,584	46,551

CASH, at the end of the period	$748	$30,941

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$147,594	$395,662
Beneficial conversion discount on convertible notes payable	$147,594	$395,662
Conversion of convertible notes payable	$319,496	$313,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

Note 1. General Organization and Business

Neutra Corp. was incorporated in Florida on January 11, 2011 to market and participate in the nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we intend to participate. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

We have not generated any revenues to date and our activities have been limited to developing our business plan, developing and launching our website, research and development of products and trial testing of our initial formulations. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional $500,000 to implement our business plan over the next twelve months. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

On February 11, 2014, the Company acquired Diamond Anvil Designs, a developer of smoke-free nutraceutical delivery systems. Diamond Anvil Designs is a startup vapor pen company that is designing an all-purpose vapor pen. Currently most vapor pens are manufactured only to be used for tobacco, so we believe this an underdeveloped area of the market.

We have no revenues, have incurred losses since inception, have been issued a going concern opinion from our auditors, and rely upon the sale of our securities and borrowing to fund operations.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended July 31, 2015, the Company had a net loss of $554,430 and negative cash flow from operating activities of $123,430. As of July 31, 2015, the Company had negative working capital of $455,677. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six-month period ended July 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2016.

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

Note 4. Acquisition of Diamond Anvil Designs

On February 7, 2014, the Company acquired all of the shares of Diamond Anvil Designs, LLC (“Diamond Anvil”) for $150,000. The agreement called for a $25,000 payment on the agreement date, and $125,000 in additional payments over the following five months. Through July 31, 2015, we have made cash payments of $140,000. Diamond Anvil owns intellectual property for a vapor pen; they have no tangible assets. As a result of the Company lacking inputs and outputs necessary to be considered a business, the acquisition was treated as an asset acquisition. Due to the significant doubt of future cash flows of this concept acquisition, the entire amount was impaired. During the six months ended July 31, 2015 and 2014, the Company recognized impairment expense of $30,000 and $90,000, respectively, related to this transaction.

Note 5. Advances

During the six months ended July 31, 2015, the Company received net, non-interest bearing advances from certain third parties totaling $147,594. During the six months ended July 31, 2015, these advances were refinanced into convertible notes payable. See Note 6. The total amount due under these advances as of July 31, 2015 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible Notes Payable consists of the following as of July 31, 2015 and January 31, 2015:

	July 31, 2015	January 31, 2015
Convertible note, dated July 31, 2013, bearing interest at 10% per annum, maturing on July 31, 2015 and convertible into shares of common stock at $0.05 per share	$—	$6,317
Convertible note, dated April 30, 2014, bearing interest at 10% per annum, maturing on April 30, 2016 and convertible into shares of common stock at $0.05 per share	—	77,076
Convertible note, dated October 31, 2014, bearing interest at 10% per annum, maturing on October 31, 2016 and convertible into shares of common stock at $0.05 per share	—	223,506
Convertible note, dated January 31, 2015, bearing interest at 10% per annum, maturing on January 31, 2017 and convertible into shares of common stock at $0.02 per share	97,040	97,040
Convertible note, dated April 30, 2015, bearing interest at 10% per annum, maturing on April 30, 2017 and convertible into shares of common stock at $0.02 per share	73,654	—
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	73,940	—
Total convertible notes payable	$244,634	$403,939

Less: current portion of convertible notes payable	—	(6,317)
Less: discount on noncurrent convertible notes payable	(233,685)	(351,646)
Convertible notes payable, net of discount	$10,949	$45,976

Advances Refinanced into Convertible Promissory Notes

During the six months ended July 31, 2015, the Company has signed convertible promissory notes that refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2015	April 30, 2017	10%	$0.02	$73,654
July 31, 2015	July 31, 2017	10%	$0.01	73,940
Total				$147,594

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extinguishment due to the addition of the conversion feature. No gain or loss on the extinguishment was required to be recognized since the carrying amount of the existing debt approximated its fair value.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion discounts of $73,654 and $74,940 on April 30, 2015 and July 31, 2015, respectively. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the convertible notes payable. Discounts to the convertible notes payable are being amortized to interest expense over the life of the respective notes. During the six months ended July 31, 2015 and 2014, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $265,555 and $398,403, respectively.

Conversions to Common Stock

During six months ended July 31, 2015, the holders of the convertible note payable dated July 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
February 16, 2015	$6,655	133,092
Total	$6,655	133,092

During six months ended July 31, 2015, the holders of the convertible note payable dated April 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
February 16, 2015	$77,752	1,555,044
Total	$77,752	1,555,044

During six months ended July 31, 2015, the holders of the convertible note payable dated October 31, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
April 30, 2015	$184,000	4,600,000
June 5, 2015	51,089	1,277,211
Total	$235,089	5,877,211

Note 7. Stockholders’ Equity

Conversion of shares

During six months ended July 31, 2015, we issued 7,565,347 shares of common stock as a result of conversion of principal and accrued interest on convertible notes payable of $319,496.

Note 8. Subsequent Events

On August 1, 2015, the holders of the convertible note dated January 1, 2015, converted $101,879 of principal and accrued interest into 5,093,938 shares of common stock at a rate of $0.02 per share.

On August 19, 2015, the Company issued 1,200,000 shares of common stock which were included on stock payable on the balance sheet as of July 31, 2015.

On August 18, 2015, our chief executive officer and board of directors approved reincorporating the Company from Florida to Nevada. Under the proposal, each shareholder in the Nevada company would receive one share of common shares for each 50 shares they hold in the Florida company. These changes must be ratified by the Company’s shareholders and approved by FINRA before they can become effective. The proposed reincorporation has not yet been voted on by our shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Neutra Corp. was incorporated in Florida on January 11, 2011 to market and participate in the nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we intend to participate. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

We have not generated any revenues to date and our activities have been limited to developing our business plan, developing and launching our website, research and development of products and trial testing of our initial formulations. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional $500,000 to implement our business plan over the next twelve months. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

On February 11, 2014, the Company acquired Diamond Anvil Designs, a developer of smoke-free nutraceutical delivery systems. Diamond Anvil Designs is a startup vapor pen company that is designing an all-purpose vapor pen. Currently most vapor pens are manufactured only to be used for tobacco, so we believe this an underdeveloped area of the market.

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

Results of Operations

Six months ended July 31, 2015 compared to the six months ended July 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses of $245,892 and $350,018 for the six months ended July 31, 2015 and 2014, respectively. The decrease is primarily due to a reduction in professional fees during the six months ended July 31, 2015.

Interest Expense

Interest expense decreased from $448,267 for the six months ended  July 31, 2014 to $278,538 for the six months ended  July 31, 2015. During the six months ended  July 31, 2015, we amortized $265,555 of the discount on our convertible notes, compared to $398,403 for the comparable period of 2014.

The remaining decrease is the result of lower interest expense on our convertible notes, due to lower average debt balances.

Loss on Acquisition of Diamond Anvil

During the six months ended  July 31, 2014, we recognized a $90,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2015, we made $30,000 of additional contractual payments toward the acquisition, which we recognized as a loss.

Net Loss

We incurred a net loss of $554,430 for six months ended  July 31, 2015 as compared to $888,285 for the comparable period of 2014. The decrease is driven by declines in interest expense and professional fees, as well as a decreased loss on our acquisition of Diamond Anvil.

Three months ended July 31, 2015 compared to the three months ended July 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $109,879 and $211,631 for the three months ended  July 31, 2015 and ended 2014, respectively. The decrease is due to decreased professional fees and lower payments toward profit participation agreements in the latter period.

Interest Expense

Interest expense decreased  from $296,347 for the three months ended  July 31, 2014 to $60,450 for the three months ended  July 31, 2015. During the three months ended  July 31, 2015, we amortized $55,649 of the discount on our convertible notes, compared to $267,335 for the comparable period of 2014.

The remaining decrease is the result of lower interest expense on our convertible notes, due to lower average debt balances.

Loss on Acquisition of Diamond Anvil

During the three months ended  July 31, 2014, we recognized a $20,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2015, we made $25,000 of additional contractual payments toward the acquisition, which we recognized as a loss.

Net Loss

We incurred a net loss of $195,329 for the three months ended  July 31, 2015 as compared to $527,978 for the comparable period of 2014. The decrease in the net loss was primarily due to decreased interest expense related to the amortization on our convertible notes. The remainder of the decrease resulted from decreased professional fees and contributions to profit participation agreements.

Liquidity and Capital Resources

At July 31, 2015, we had cash on hand of $748. The company has negative working capital of $455,677 . Net cash used in operating activities for the six months ended July 31, 2015 was $123,430. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of July 31, 2015.

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

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of July 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended July 31, 2015.

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

Neutra Corp.

Date: September 14, 2015	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director