Form 10-Q
period 2015-10-31
NEUTRA CORP.
filed 2015-12-21
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55077

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

400 South 4th Street, Suite 500 Las Vegas, Nevada	89101
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-793-4121

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 15, 2015, 1,429,172 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2015	January 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$620	$6,584
Total current assets	620	6,584

TOTAL ASSETS	$620	$6,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$340,177	$333,963
Current portion of convertible notes payable, net of discount of $0 and $0, respectively	—	6,317
Current portion of accrued interest payable	—	310
Total current liabilities	340,177	340,590

Convertible notes payable, net of discount of $401,001 and $351,646, respectively	6,682	45,976
Accrued interest payable	5,577	5,973
TOTAL LIABILITIES	352,436	392,539

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 1,184,815 and 903,182 shares issued and outstanding at October 31, 2015 and January 31, 2015, respectively	1,185	903
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at October 31, 2015 and January 31, 2015, respectively	—	—
Additional paid-in capital	4,046,586	3,157,811
Common stock payable	—	60,000
Accumulated deficit	(4,399,587)	(3,604,669)
Total stockholders’ deficit	(351,816)	(385,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$620	$6,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2015	2014	2015	2014

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	389,861	514,021	143,969	164,003

LOSS FROM OPERATIONS	(389,861)	(514,021)	(143,969)	(164,003)

OTHER INCOME (EXPENSE)
Interest expense	(375,057)	(806,102)	(96,519)	(357,835)
Loss on Diamond Anvil acquisition	(30,000)	(100,000)	—	(10,000)
Total other income (expense)	(405,057)	(906,102)	(96,519)	(367,835)

NET LOSS	$(794,918)	$(1,420,123)	$(240,488)	$(531,388)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.76)	$(2.95)	$(0.20)	$(0.85)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	1,051,416	482,164	1,174,949	622,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Common Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

BALANCE, January 31, 2015	903,182	$903	—	$—	$3,157,811	$60,000	$(3,604,669)	$(385,955)

Shares issued for conversion of notes payable	253,185	253	—	—	421,121	—	—	421,374
Shares issued for common stock payable	24,000	24	—	—	59,976	(60,000)	—	—
Discount on issuance of convertible note payable	—	—	—	—	407,683	—	—	407,683
Share rounding on reverse split	4,448	5	—	—	(5)	—	—	—
Net loss	—	—	—	—	—	—	(794,918)	(794,918)

BALANCE, October 31, 2015	1,184,815	$1,185	—	$—	$4,046,586	$—	$(4,399,587)	$(351,816)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(794,918)	$(1,420,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	358,328	737,365
Loss on acquisition of Diamond Anvil	30,000	100,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,214	57,085
Accrued interest payable	16,729	68,737
NET CASH USED IN OPERATING ACTIVITIES	(383,647)	(456,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Diamond Anvil	(30,000)	(100,000)
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	407,683	519,531
NET CASH PROVIDED BY FINANCING ACTIVITIES	407,683	519,531

NET DECREASE IN CASH	(5,964)	(37,405)

CASH, at the beginning of the period	6,584	46,551

CASH, at the end of the period	$620	$9,146

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$407,683	$619,168
Beneficial conversion discount on convertible note payable	$407,683	$619,168
Conversion of convertible notes payable	$421,374	$738,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

Note 1. General Organization and Business

Neutra Corp. was incorporated in Nevada on January 11, 2011 to market and participate in the nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we intend to participate. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

We have not generated any revenues to date and our activities have been limited to developing our business plan, developing and launching our website, research and development of products and trial testing of our initial formulations. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

On February 11, 2014, we acquired Diamond Anvil Designs, a developer of smoke-free nutraceutical delivery systems. Diamond Anvil Designs is a startup vapor pen company that is designing an all-purpose vapor pen. Currently most vapor pens are manufactured only to be used for tobacco, so we believe this an underdeveloped area of the market.

On October 5, 2015, we reincorporated from Florida to Nevada. The reincorporation was approved by our board of directors and by the holders of a majority of our common stock. Each shareholder received one share in the Nevada corporation for every 50 shares they held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least five shares. Our authorized shares increased to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended October 31, 2015, we had a net loss of $794,918 and negative cash flow from operating activities of $383,647. As of October 31, 2015, we had negative working capital of $339,557. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

We do not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the we will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement our business plan. Management will continue to seek out debt financing to obtain the capital required to meet our financial obligations. There is no assurance, however, that lenders will continue to advance capital to us or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about our ability to continue as a going concern.

In the long term, management believes that our projects and initiatives will be successful and will provide cash flow, which will be used to finance our future growth. However, there can be no assurances that our planned activities will be successful, or that we will ultimately attain profitability. Our long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and our ability to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine-month period ended October 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2016.

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

Earnings (Loss) per Common Share

We compute basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing our net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 4. Acquisition of Diamond Anvil Designs

On February 7, 2014, we acquired all of the shares of Diamond Anvil Designs, LLC (“Diamond Anvil”) for $150,000. The agreement called for a $25,000 payment on the agreement date, and $125,000 in additional payments over the following five months. Through October 31, 2015, we have made cash payments of $140,000. Diamond Anvil owns intellectual property for a vapor pen; they have no tangible assets. As a result of the Company lacking inputs and outputs necessary to be considered a business, the acquisition was treated as an asset acquisition. Due to the significant doubt of future cash flows of this concept acquisition, the entire amount was impaired. During the nine months ended October 31, 2015 and 2014, the Company recognized impairment expense of $30,000 and $100,000, respectively, related to this transaction.

Note 5. Joint Venture with Green Mountain Plant Health

On October 7, 2015, we signed a joint venture agreement with Green Mountain Plant Health, LLC (“Green Mountain”), a Colorado limited liability company. Green Mountain makes products to cleanse air, surfaces and plants in horticultural production. The joint ventures focuses on rolling out new service in products in plant health to be used in medical cannabis cultivation. The agreement requires us to provide $100,000 in funding. An initial $10,000 is to be provided on December 1, 2015, and we shall provide follow-on funding of $5,000 per month for 18 months. As of the date of this report, no payments have been made by the Company to Green Mountain.

Note 6. Advances

During the nine months ended October 31, 2015, the Company received net, non-interest bearing advances from certain third parties totaling $407,683. During the nine months ended October 31, 2015, these advances were refinanced into convertible notes payable.  See Note 7. The total amount due under these advances as of October 31, 2015 and July 31, 2015 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2015 and January 31, 2015:

	October 31, 2015	January 31, 2015
Convertible note, dated July 31, 2013, bearing interest at 10% per annum, maturing on July 31, 2015 and convertible into shares of common stock at $0.05 per share	—	6,317
Convertible note, dated October 31, 2013, bearing interest at 10% per annum, maturing on October 31, 2015 and convertible into shares of common stock at $0.05 per share	—	—
Convertible note, dated April 30, 2014, bearing interest at 10% per annum, maturing on April 30, 2016 and convertible into shares of common stock at $0.05 per share	—	77,076
Convertible note, dated October 31, 2014, bearing interest at 10% per annum, maturing on October 31, 2016 and convertible into shares of common stock at $0.05 per share	—	223,506
Convertible note, dated January 31, 2015, bearing interest at 10% per annum, maturing on January 31, 2017 and convertible into shares of common stock at $0.02 per share	—	97,040
Convertible note, dated April 30, 2015, bearing interest at 10% per annum, maturing on April 30, 2017 and convertible into shares of common stock at $0.02 per share	73,654	—
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	73,940	—
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share.	260,089	—
Total convertible notes payable	$407,683	$403,939

Less: current portion of convertible notes payable	—	(6,317)
Less: discount on noncurrent convertible notes payable	(401,001)	(351,646)
Convertible notes payable, net of discount	$6,682	$45,976

Advances Refinanced into Convertible Promissory Notes

During the nine months ended October 31, 2015, we have signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2015	April 30, 2017	10%	$0.02	$73,654
July 31, 2015	July 31, 2017	10%	$0.01	73,940
October 31, 2015	October 31, 2018	10%	$0.50	260,089
Total				$407,683

We evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extinguishment due to the addition of the conversion feature. No gain or loss on the extinguishment was required to be recognized since the carrying amount of the existing debt approximated its fair value.

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion features of $73,654; $74,940 and $260,089 on April 30, 2015; July 31, 2015 and October 31, 2015, respectively. We recorded the beneficial conversion features as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes. During the nine months ended October 31, 2015 and 2014, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $358,328 and $737,365, respectively.

Conversions to Common Stock

During nine months ended October 31, 2015, the holders of our convertible promissory notes converted $421,374 of principal and accrued interest into 253,185 shares of our common stock. See Note 8. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 8. Stockholders’ Equity

Share rounding on reverse split

On October 6, 2015 and in connection with our reincorporation in Nevada, we effected a one-for-50 reverse split. Fractional shares were rounded up, and each shareholder received at least five shares. As a result, we issued 4,448 additional shares. We recorded an increase in our common stock and decrease in additional paid-in capital of the same amount on our balance sheet.

Conversions to common stock

During nine months ended October 31, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 16, 2015	$6,655	2,662
February 16, 2015	77,752	31,101
April 30, 2015	184,000	92,000
June 5, 2015	51,088	25,544
August 1, 2015	101,878	101,878
Total	$421,374	253,185

Note 9. Subsequent Events

On November 6, 2015, the Company issued 957 shares as a result of share rounding on the reverse stock split. See Note 8.

On November 4, 2015, the holder of the convertible note dated April 30, 2015, converted $1,178 of accrued interest into 58,900 shares of common stock at a rate of $0.02 per share.

On November 13, 2015, the holder of the convertible note dated April 30, 2015, converted $980 of accrued interest into 49,000 share of common stock, at a rate of $0.02 per share.

On November 17, 2015, the holder of the convertible note dated April 30, 2015, converted $760 of accrued interest into 38,000 shares of common stock, at a rate of $0.02 per share.

On November 18, 2015, the holder of the convertible note dated April 30, 2015, converted $430 of accrued interest into 21,500 shares of common stock, at a rate of $0.02 per share.

On December 3, 2015, the holders of the convertible note dated April 30, 2015, converted $1,520 of accrued interest into 76,000 shares of common stock at a rate of $0.02 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Neutra Corp. was incorporated in Nevada on January 11, 2011 to market and participate in the nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we intend to participate. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

We have not generated any revenues to date and our activities have been limited to developing our business plan, developing and launching our website, research and development of products and trial testing of our initial formulations. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional financing to implement our business plan over the next twelve months. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

On February 11, 2014, we acquired Diamond Anvil Designs, a developer of smoke-free nutraceutical delivery systems. Diamond Anvil Designs is a startup vapor pen company that is designing an all-purpose vapor pen. Currently most vapor pens are manufactured only to be used for tobacco, so we believe this an underdeveloped area of the market.

On October 5, 2015, we reincorporated from Florida to Nevada. The reincorporation was approved by our board of directors and by the holders of a majority of our common stock. Each shareholder received one share in the Nevada corporation for every 50 shares they held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least 5 shares. Our authorized shares increased to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

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

Results of Operations

Nine months ended October 31, 2015 compared to the nine months ended October 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses of $389,861 and $514,021 for the nine months ended October 31, 2015 and 2014, respectively. The decrease is primarily due to a reduction in our funding of joint ventures, which declined by $77,500 between the two periods. The remainder of the change is due to reductions in professional fees, travel & entertainment, and product samples.

Interest Expense

Interest expense decreased from $806,102 for the nine months ended  October 31, 2014 to $375,057 for the nine months ended  October 31, 2015. During the nine months ended  October 31, 2015, we amortized $358,328 of the discount on our convertible notes, compared to $737,365 for the comparable period of 2014. This was driven by fewer conversions of our convertible notes payable into common stock.

This is offset by an increase in interest expense on our convertible notes, due to higher average debt balances.

Loss on Acquisition of Diamond Anvil

During the nine months ended October 31, 2014, we recognized a $100,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2015, we made $30,000 of additional contractual payments toward the acquisition, which we recognized as a loss.

Net Loss

We incurred a net loss of $794,918 for nine months ended October 31, 2015 as compared to $1,420,123 for the comparable period of 2014. The decrease is driven by declines in interest expense and general and administrative expenses, as well as a decreased loss on our acquisition of Diamond Anvil.

Three months ended October 31, 2015 compared to the three months ended October 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $143,969 and $164,003 for the three months ended October 31, 2015 and ended 2014, respectively. The decrease is due to decreased professional fees and lower payments toward joint ventures in the latter period.

Interest Expense

Interest expense decreased from $357,835 for the three months ended  October 31, 2014 to $96,519 for the three months ended October 31, 2015. During the three months ended October 31, 2015, we amortized $92,773 of the discount on our convertible notes, compared to $338,962 for the comparable period of 2014. This decrease is due to fewer conversions of our convertible notes into common stock.  This was augmented by a small decrease in interest expense on our convertible notes.

Loss on Acquisition of Diamond Anvil

During the three months ended  October 31, 2014, we recognized a $10,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2015, we made $0 of additional contractual payments toward the acquisition, which we recognized as a loss.

Net Loss

We incurred a net loss of $240,488 for the three months ended  October 31, 2015 as compared to $531,838 for the comparable period of 2014. The decrease  in the net loss was primarily due to decreased interest expense related to the amortization on our convertible notes. The remainder of the decrease resulted from lower professional fees and contributions to profit participation agreements.

Liquidity and Capital Resources

At October 31, 2015, we had cash on hand of $620. We have negative working capital of $339,557 . Net cash used in operating activities for the nine months ended October 31, 2015 was $383,647. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2015.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended October 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

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

Neutra Corp.

Date: December 21, 2015	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director