Form 10-K
period 2016-01-31
NEUTRA CORP.
filed 2016-05-17
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55077

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

400 South 4th Street, Suite 500 Las Vegas, Nevada	89101
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-793-4121

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock $0.0010 par value	OTC Markets QB

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

Yes ☐ No ☑

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2015 was $1,734,724.

There were 1,893,218 shares of the Registrant’s common stock outstanding as of May 17, 2016.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “NTRR,” “our,” and “us” refers to Neutra Corp., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Neutra Corp. was incorporated in Florida on January 11, 2011. On October 5, 2015, we reincorporated from Florida to Nevada. The reincorporation was approved by our board of directors and by the holders of a majority of our common stock. Each shareholder received one share in the Nevada corporation for every 50 shares they held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least five shares. Our authorized shares increased to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

We have established a fiscal year end of January 31.

As the global cannabis market grows exponentially, it is constantly in need of better technologies and products to be more efficient in how it grows, what it grows and how it consumes cannabis and its related products. From lighting to dosage devices, from pesticide replacements to plant enhancers, Neutra Corp. is constantly combing the industry for the latest and greatest to test, prove and bring to market.

We have not generated any revenues to date and our activities have been limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

On August 27, 2013, we signed a joint venture agreement with Second Wave Ventures, LLC. The joint venture owns Surface to Air Solutions, which is the North American distributor of a patent-pending, water-based solution known as Purteq, a green technology that works similarly to photosynthesis. Using UV-blue light and the water in air, it oxidizes organic compounds such as viruses and bacteria and converts them into microscopic amounts of water, carbon dioxide and harmless by-products. This proprietary formulation disperses evenly on surfaces and does not require heat for curing or activation.

On February 11, 2014, we acquired Diamond Anvil Designs, a vapor pen design company. The Diamond Anvil vapor pen is a state-of-the-art inhalation delivery system that can be used with a suite of products, from dry herbs to concentrates to oils. The portable personal vaporizer also features customizable amplitude settings for different nutraceutical products. The device’s battery capacity is rechargeable and expandable.

On November 13, 2015, our Board of Directors designated 1,000,000 shares of Series E Preferred Stock. On the same date, the board authorized the issuance 1,000,000 shares of Series E Preferred to be issued to Boxcar Transportation Company (“Boxcar”) in return for valuable services provided. On that date, Boxcar owned 86,990 of our common shares, which was approximately 5.05% of our common stock outstanding.

Employees and Employment Agreements

Our CEO is our sole employee; he does not have a written employee agreement.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 400 South 4th Street, Suite 500, Las Vegas, Nevada 89101. Our telephone number is 702-793-4121.

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

	High	Low
Fiscal Year Ended January 31, 2016
Quarter ended January 31, 2016	$2.90	$0.50
Quarter ended October 31, 2015	$2.45	$0.40
Quarter ended July 31, 2015	$4.00	$0.66
Quarter ended April 30, 2015	$5.00	$2.00

Fiscal Year Ended January 31, 2015
Quarter ended January 31, 2015	$10.50	$3.25
Quarter ended October 31, 2014	$13.99	$4.50
Quarter ended July 31, 2014	$29.65	$10.01
Quarter ended April 30, 2014	$47.50	$18.53

Holders

As of the date of this filing, there were fifty-two holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on May 13, 2016, as quoted by OTC Markets Group, Inc., was $0.98. There were 1,893,218 shares of common stock issued and outstanding as of May 13, 2016. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2016, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On October 6, 2015 and in connection with our reincorporation in Nevada, we effected a one-for-50 reverse split. Fractional shares were rounded up, and each shareholder received at least five shares. As a result, we issued 5,405 additional shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2016.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock. As of the date of this report, there are 1,000,000 shares of preferred stock outstanding. The Board of Directors is authorized to designate any series of preferred stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retains 2/3 of the voting rights in the company.

On the same date, the board authorized issuing 1,000,000 shares of our Series E Preferred Stock Boxcar Transportation Company (“Boxcar”). On that date, Boxcar owned 86,990 of our common shares, which was approximately 5.05% of our common stock outstanding.

As of the date of this report, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2016, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Original Amount of Note	Shares of Common Stock Issued
November 4, 2015	1,178	73,654	58,900
November 13, 2015	980	73,654	49,000
November 17, 2015	760	73,654	38,000
November 18, 2015	430	73,654	21,500
December 3, 2015	1,520	73,654	76,000
December 28, 2015	1,056	73,654	52,800
December 30, 2015	562	73,654	28,100
January 5, 2016	1,924	73,654	96,200
January 8, 2016	1,040	73,654	52,000
January 18, 2016	1,284	73,654	64,200

The above transactions were exempt from registration per SEC Rule 144(a)(3).

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

Background of our Company

Neutra Corp. was incorporated in Florida on January 11, 2011. On October 5, 2015, we reincorporated from Florida to Nevada. The reincorporation was approved by our board of directors and by the holders of a majority of our common stock. Each shareholder received one share in the Nevada corporation for every 50 shares they held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least five shares. Our authorized shares increased to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

We have established a fiscal year end of January 31.

As the global cannabis market grows exponentially, it is constantly in need of better technologies and products to be more efficient in how it grows, what it grows and how it consumes cannabis and its related products. From lighting to dosage devices, from pesticide replacements to plant enhancers, Neutra Corp. is constantly combing the industry for the latest and greatest to test, prove and bring to market.

We have not generated any revenues to date and our activities have been limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of January 31, 2016, we had cash on hand of $284.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $1,442,640 for the year ended January 31, 2016. We had a working capital deficit of $397,223 as of January 31, 2016. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2016 was $491,718.

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

Fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $1,036,032 and $635,866 for the years ended January 31, 2016 and 2015, respectively. In the current year, general and administrative expenses include $480,770, which was the value of the Series E Preferred stock that we issued. This was offset by an $85,000 reduction in our contributions to profit participation agreements, as compared to last year.

Interest Expense

Interest expense decreased from $1,150,949 for the year ended January 31, 2015 to $401,608 for the year ended January 31, 2016. Interest expense for the year ended January 31, 2016 included amortization of discount on convertible notes payable in the amount of $374,644, compared to $1,068,607 for the comparable period of 2015. The remaining decrease is due to lower interest expense on our convertible promissory notes, as we had lower average balances in the current year.

Loss on Acquisition

During the year ended January 31, 2016, we recognized a $5,000 loss on our acquisition of Diamond Anvil Designs. In the year January 31, 2015, we had recognized a loss of $110,000 on the same acquisition.

Net Loss

We incurred a net loss of $1,442,640 for the year ended January 31, 2016 as compared to $1,896,815 for the comparable period of 2015. The decrease in the net loss was primarily the result of lower interest expense and reduced spending on profit participation agreements.

Liquidity and Capital Resources

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing additional financing to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $397,223.

As of January 31, 2016, we had $284 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2016 and 2015. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2016, the Company had a net loss of $1,442,640 and generated negative cash flow from operations in the amount of $491,718. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neutra Corp.

Consolidated Financial Statements

January 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Board of Directors

Neutra Corp.

We have audited the accompanying balance sheets of Neutra Corp. as of January 31, 2016 and 2015 and the related statement of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neutra Corp. as of January 31, 2016 and 2015, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 17, 2016

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2016	January 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$284	$6,584
Total current assets	284	6,584

TOTAL ASSETS	$284	$6,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$390,584	$333,963
Accounts payable, related party	6,923	—
Current portion of convertible notes payable, net of discount of $0 and $0, respectively	—	6,317
Current portion of accrued interest payable	—	310
Total current liabilities	397,507	340,590

Convertible notes payable, net of discount of $467,420 and $351,646, respectively	17,550	45,976
Accrued interest payable	10,526	5,973
TOTAL LIABILITIES	425,583	392,539

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 1,722,472 and 903,182 shares issued and outstanding at January 31, 2016 and January 31, 2015, respectively	1,722	903
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares and 0 shares issued or outstanding at January 31, 2016 and January 31, 2015, respectively	1,000	—
Additional paid-in capital	4,619,288	3,157,811
Common stock payable	—	60,000
Accumulated deficit	(5,047,309)	(3,604,669)
Total stockholders’ deficit	(425,299)	(385,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284	$6,584

On October 6, 2015, we effected a one-for-50 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2016	2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	1,036,032	635,866

LOSS FROM OPERATIONS	(1,036,032)	(635,866)

OTHER INCOME (EXPENSE)
Interest expense	(401,608)	(1,150,949)
Loss on Diamond Anvil acquisition	(5,000)	(110,000)
Total other income (expense)	(406,608)	(1,260,949)

NET LOSS	$(1,442,640)	$(1,896,815)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(1.25)	$(3.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	1,154,386	563,869

On October 6, 2015, we effected a one-for-50 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

BALANCE, January 31, 2014	298,091	$298	—	$—	$1,202,800	$—	$(1,707,854)	$(504,755)

Shares issued for conversion of notes payable	605,091	605	—	—	1,238,804	60,000	—	1,299,409
Discount on issuance of convertible note payable	—	—	—	—	716,208	—	—	716,208
Net loss	—	—	—	—	—	—	(1,896,815)	(1,896,815)

BALANCE, January 31, 2015	903,182	$903	—	$—	$3,157,811	$60,000	$(3,604,669)	$(385,955)

Shares issued for conversion of notes payable	789,885	790	—	—	431,318	—	—	432,108
Shares issued for common stock payable	24,000	24	—	—	59,976	(60,000)	—	—
Series E Preferred stock issued for services	—	—	1,000,000	1,000	479,770	—	—	480,770
Discount on issuance of convertible note payable	—	—	—	—	490,418	—	—	490,418
Share rounding on reverse split	5,405	5	—	—	(5)	—	—	—
Net loss	—	—	—	—	—	—	(1,442,640)	(1,442,640)

BALANCE, January 31, 2016	1,722,472	$1,722	1,000,000	$1,000	$4,619,288	$—	$(5,047,309)	$(425,299)

On October 6, 2015, we effected a one-for-50 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,442,640)	$(1,896,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	374,644	1,068,607
Loss on acquisition of Diamond Anvil	5,000	110,000
Preferred stock issued for services	480,770	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,621	89,328
Accounts payable, related party	6,923	—
Accrued interest payable	26,964	82,342
NET CASH USED IN OPERATING ACTIVITIES	(491,718)	(546,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Diamond Anvil	(5,000)	(110,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,000)	(110,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	490,418	616,571
NET CASH PROVIDED BY FINANCING ACTIVITIES	490,418	616,571

NET DECREASE IN CASH	(6,300)	(39,967)

CASH, at the beginning of the period	6,584	46,551

CASH, at the end of the period	$284	$6,584

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$490,418	$716,208
Beneficial conversion discount on convertible note payable	$490,418	$716,208
Common stock issued for conversion of convertible notes payable	$432,108	$1,239,409
Common stock issued for stock payable	$60,000	$—

The accompany notes are an integral part of these audited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

Note 1. Background Information

Neutra Corp. was incorporated in Florida on January 11, 2011. On October 5, 2015, we reincorporated from Florida to Nevada. The reincorporation was approved by our board of directors and by the holders of a majority of our common stock. Each shareholder received one share in the Nevada corporation for every 50 shares they held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least five shares. Our authorized shares increased to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock.

We have established a fiscal year end of January 31.

As the global cannabis market grows exponentially, it is constantly in need of better technologies and products to be more efficient in how it grows, what it grows and how it consumes cannabis and its related products. From lighting to dosage devices, from pesticide replacements to plant enhancers, Neutra Corp. is constantly combing the industry for the latest and greatest to test, prove and bring to market.

We have not generated any revenues to date and our activities have been limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

On August 27, 2013, we signed a joint venture agreement with Second Wave Ventures, LLC. The joint venture owns Surface to Air Solutions, which is the North American distributor of a patent-pending, water-based solution known as Purteq, a green technology that works similarly to photosynthesis. Using UV-blue light and the water in air, it oxidizes organic compounds such as viruses and bacteria and converts them into microscopic amounts of water, carbon dioxide and harmless by-products. This proprietary formulation disperses evenly on surfaces and does not require heat for curing or activation.

On February 11, 2014, we acquired Diamond Anvil Designs, a vapor pen design company. The Diamond Anvil vapor pen is a state-of-the-art inhalation delivery system that can be used with a suite of products, from dry herbs to concentrates to oils. The portable personal vaporizer also features customizable amplitude settings for different nutraceutical products. The device’s battery capacity is rechargeable and expandable.

On November 13, 2015, our Board of Directors designated 1,000,000 shares of Series E Preferred Stock. On the same date, the board authorized the issuance 1,000,000 shares of Series E Preferred to be issued to Boxcar Transportation Company (“Boxcar”) in return for valuable services provided. On that date, Boxcar owned 86,990 of our common shares, which was approximately 5.05% of our common stock outstanding.

Note 2. Going Concern

For the fiscal year ended January 31, 2016, the Company had a net loss of $1,442,640 and negative cash flow from operations of $491,718. As of January 31, 2016, the Company has negative working capital of $397,223.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $284 and $6,584 at January 31, 2016 and 2015, respectively.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company recognized impairment on the acquisition of Diamond Anvil of $5,000 and $110,000 for the years ended January 31, 2016 and 2015, respectively.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2016 and 2015, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of January 31, 2016 and January 31, 2015.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

Note 4. Related Party Transactions

On November 13, 2015, our Board of Directors authorized issuing 1,000,000 shares of our Series E Preferred stock to Boxcar Transportation Company (“Boxcar”), a significant shareholder of the company. On that date, Boxcar owned 86,990 of our common shares, which was approximately 5.05% of our common stock outstanding.

The Series E Preferred Stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

We valued the Series E Preferred stock issued to Boxcar at $480,770 based upon a third-party appraisal of the value of the stock issued.

As of January 31, 2016, the Company owed Christopher Brown, our CEO, $6,923 for services. The amount is recorded on the balance sheet as accounts payable to related party. This amount was paid subsequent to year end.

Note 5. Acquisition of Diamond Anvil Designs

On February 7, 2014, we acquired all of the shares of Diamond Anvil Designs, LLC (“Diamond Anvil”) for $150,000. The agreement called for a $25,000 payment on the agreement date, and $125,000 in additional payments over the following five months. Through January 31, 2016, we have made cash payments of $115,000. Diamond Anvil owns intellectual property for a vapor pen; they have no tangible assets. As a result of the Company lacking inputs and outputs necessary to be considered a business, the acquisition was treated as an asset acquisition. Due to the significant doubt of future cash flows of this concept acquisition, the entire amount was impaired. The Company recognized impairment on the acquisition of Diamond Anvil of $5,000 and $110,000 for the years ended January 31, 2016 and 2015, respectively.

Note 6. Joint Venture with Green Mountain Plant Health

On October 7, 2015, we signed a joint venture agreement with Green Mountain Plant Health, LLC (“Green Mountain”), a Colorado limited liability company. Green Mountain makes products to cleanse air, surfaces and plants in horticultural production. The joint ventures focuses on rolling out new service in products in plant health to be used in medical cannabis cultivation. The agreement requires us to provide $100,000 in funding. An initial $10,000 is to be provided on December 1, 2015, and we shall provide follow-on funding of $5,000 per month for 18 months. As of January 31, 2016, we had made no payments toward this joint venture.

Note 7. Advances

During the years ended January 31, 2016 and 2015, the Company received net, non-interest bearing advances from certain third parties totaling $490,418 and $616,571, respectively. During the years ended January 31, 2016 and 2015, these advances were refinanced into convertible notes payable. See Note 9. The total amount due under these advances as of January 31, 2016 and January 31, 2015 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2016.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2016 and 2015 are as follows.

	2016	2015
Tax benefit at U.S. statutory rate	$504,924	$112,358
less: amortization of beneficial conversion feature	(131,125)	—
less: stock based expenses	(168,270)	—
less: valuation allowance	(205,529)	(112,358)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $2,809,000.

Note 9. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2016 and January 31, 2015:

	January 31, 2016	January 31, 2015
Convertible note, dated July 31, 2013, bearing interest at 10% per annum, matured on July 31, 2015 and convertible into shares of common stock at $0.05 per share	—	6,317
Convertible note, dated April 30, 2014, bearing interest at 10% per annum, maturing on April 30, 2016 and convertible into shares of common stock at $0.05 per share	—	77,076
Convertible note, dated October 31, 2014, bearing interest at 10% per annum, maturing on October 31, 2016 and convertible into shares of common stock at $0.05 per share	—	223,506
Convertible note, dated January 31, 2015, bearing interest at 10% per annum, maturing on January 31, 2017 and convertible into shares of common stock at $0.02 per share	—	97,040
Convertible note, dated April 30, 2015, bearing interest at 10% per annum, maturing on April 30, 2017 and convertible into shares of common stock at $0.02 per share	68,206	—
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	73,940	—
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share.	260,089	—
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price.	82,735	—
Total convertible notes payable	$484,970	$403,939

Less: current portion of convertible notes payable	—	(6,317)
Less: discount on noncurrent convertible notes payable	(467,420)	(351,646)
Convertible notes payable, net of discount	$17,550	$45,976

Current portion of convertible notes payable	—	6,317
Less: discount on current portion of convertible notes payable	—	—
Current portion of convertible notes payable, net of discount	$—	$6,317

Advances Refinanced into Convertible Promissory Notes

During the year ended January 31, 2016, we have signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2015	April 30, 2017	10%	$0.02	$73,654
July 31, 2015	July 31, 2017	10%	0.01	73,940
October 31, 2015	October 31, 2018	10%	0.50	260,089
January 31, 2016	January 31, 2019	10%	60% discount	82,735
Total				$490,418

During the year ended January 31, 2015, the Company signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2014	April 30, 2016	10%	$0.05	$395,662
October 31, 2014	October 31, 2016	10%	0.05	223,506
January 31, 2015	January 31, 2017	10%	0.03	97,040
Total				$716,208

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

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discounts of $73,654; $74,940; $260,089 and $490,418 on April 30, 2015; July 31, 2015; October 31, 2015 and January 31, 2016, respectively. We recognized beneficial conversion discounts of $395,662, $223,506 and $97,040 on April 30, 2014, October 31, 2014 and January 31, 2015, respectively. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the years ended January 31, 2016 and 2015, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $374,644 and $1,068,607, respectively.

Conversions to Common Stock

During year ended January 31, 2016, the holders of our convertible promissory notes converted $432,108 of principal and accrued interest into 789,885 shares of our common stock. During the year ended January 31, 2015, the holders of our convertible promissory notes converted $1,299,409 of principal and accrued interest into 605,091 shares of our common stock. See Note 11 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Series E Preferred Stock

On November 13, 2015, our Board of Directors authorized issuing 1,000,000 shares of our Series E Preferred stock to Boxcar Transportation Company (“Boxcar”), a significant shareholder of the company. On that date, Boxcar owned 86,990 of our common shares, which was approximately 5.05% of our common stock outstanding.

The Series E Preferred Stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

We valued the Series E Preferred stock issued to Boxcar at $480,770 based upon a third-party appraisal of the value of the stock issued.

Note 10. Debt Repayment Commitments

The following debt will be paid over the next five years:

Twelve months ended January 31,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	—	$ 142,146	$ 342,824	—	—	$ 484,970
Notes payable	—	—	—	—	—	—
Capital lease obligation	—	—	—	—	—	—
Other debt	—	—	—	—	—	—
Total	—	$ 142,146	$ 342,824	—	—	$ 484,970

Note 11. Shareholders’ Equity

Share rounding on reverse split

On October 6, 2015 and in connection with our reincorporation in Nevada, we effected a one-for-50 reverse split. Fractional shares were rounded up, and each shareholder received at least five shares. As a result, we issued 5,405 additional shares. We recorded an increase in our common stock and decrease in additional paid-in capital of the same amount on our balance sheet.

Conversions to common stock

During year ended January 31, 2016, the Company issued stock to third parties for the conversion of principal and interest on convertible notes payable. No gain or loss was recognized on the conversions as the occurred within the terms of the respective notes. The stock issued is as follows:

Date	Amount Converted	Shares of Common Stock Issued
February 16, 2015	$6,655	2,662
February 16, 2015	77,752	31,101
April 30, 2015	184,000	92,000
June 5, 2015	51,088	25,544
August 1, 2015	101,878	101,878
November 4, 2015	1,178	58,900
November 13, 2015	980	49,000
November 17, 2015	760	38,000
November 18, 2015	430	21,500
December 3, 2015	1,520	76,000
December 28, 2015	1,056	52,800
December 30, 2015	562	28,100
January 5, 2016	1,924	96,200
January 8, 2016	1,040	52,000
January 18, 2016	1,284	64,200
Total	$432,108	789,885

During the year ended January 31, 2015, the Company issued stock to third parties for the conversion of notes payable and accrued interest. No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes. The stock issued is as follows:

Date	Amount Converted	Number of Shares Issued
February 7, 2014	$6,000	12,000
February 11, 2014	7,000	14,000
March 3, 2014	9,000	18,000
March 18, 2014	8,000	16,000
March 25, 2014	8,000	16,000
April 15, 2014	8,000	16,000
April 15, 2014	8,000	16,000
May 7, 2014	8,000	16,000
May 7, 2014	5,000	2,000
May 14, 2014	6,329	12,659
May 21, 2014	20,000	8,000
June 12, 2014	50,000	20,000
June 17, 2014	20,000	8,000
July 7, 2014	50,000	20,000
July 11, 2014	50,000	20,000
July 24, 2014	50,000	20,000
August 4, 2014	60,000	24,000
August 8, 2014	65,000	26,000
August 22, 2014	65,000	26,000
September 24, 2014	70,000	28,000
October 2, 2014	70,000	28,000
October 10, 2014	25,000	10,000
October 22, 2014	70,000	28,000
November 6, 2014	85,000	34,000
November 26, 2014	90,000	36,000
December 3, 2014	50,000	20,000
December 15, 2014	71,080	28,432
January 5, 2014	100,000	40,000
January 15, 2015	105,000	42,000
Total	$1,239,409	605,091

Note 12. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, January 31, 2016, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2016 and 2015.

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

As of January 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2016.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Christopher Brown 400 South 4th Street, Suite 500 Las Vegas, Nevada 89101	43	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

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

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

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

Our Board of Directors is comprised of solely of Mr. Brown who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Brown is paid $90,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher	2016	69,615	—	—	—	—	—	—	69,615
Brown CEO and chairman of the board	2015	31,172	—	—	—	—	—	—	31,172

Sydney Jim	2015	65,000	—	—	—	—	—	—	65,000
Former CEO and chairman of the board	2014	105,000	—	—	—	—	—	—	105,000

Cindy Morrissey	2014	30,000	—	—	—	—	—	—	30,000
Former CEO and chairman of the board

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Christopher Brown	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2016 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of May 13, 2016, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Boxcar Transportation Corp. (1)	86,990	5.05%
65 East Street, House No. 35
Panama City, Panama

Christopher Brown, CEO	—	0.00%

All directors and executive officers as a group (1) person.	—	0.00%

(1) In addition to the common stock, Boxcar Transportation Corp. owns 1,000,000 shares of the Company’s Series E Preferred Stock which represents 100% of the outstanding Series E Preferred Stock. The Series E Preferred Stock carries 2/3 voting control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2016 and 2015:

	2016	2015
Audit Fees	$11,000	$11,500

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$11,000	11,500

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by M&K CPAs PLLC described above were approved by our Board.

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

Neutra Corp.

Date: May 17, 2016	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director