Form 10-Q
period 2016-04-30
NEUTRA CORP.
filed 2016-08-08
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2016, 1,893,218 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2016	January 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,349	$284
Total current assets	9,349	284

TOTAL ASSETS	$9,349	$284

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$374,629	$390,584
Accounts payable to related party	13,308	6,923
Short-term convertible notes payable, net of discount of $81,441 and $0, respectively	6,550	—
Short-term accrued interest payable	927	—
Total current liabilities	395,414	397,507

Convertible notes payable, net of discount of $461,978 and $467,420, respectively	22,772	17,550
Accrued interest payable	19,709	10,526
TOTAL LIABILITIES	437,895	425,583

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 1,893,218 and 1,722,472 shares issued and outstanding at April 30, 2016 and January 31, 2016, respectively	1,893	1,722
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at April 30, 2016 and January 31, 2016, respectively	1,000	1,000
Additional paid-in capital	4,799,208	4,619,288
Accumulated deficit	(5,230,647)	(5,047,309)
Total stockholders’ deficit	(428,546)	(425,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,349	$284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2016	2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	114,351	136,013

LOSS FROM OPERATIONS	(114,351)	(136,013)

OTHER INCOME (EXPENSE)
Interest income	—	—
Interest expense	(76,615)	(218,088)
Loss on Diamond Anvil acquisition	—	(5,000)
Gain on note modification	7,628	—
Total other income (expense)	(68,987)	(223,088)

NET LOSS	$(183,338)	$(359,101)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.10)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	1,763,088	930,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2016	1,722,472	$1,722	1,000,000	$1,000	$4,619,288	$(5,047,309)	$(425,299)

Common stock issued for debt conversion	170,746	171	—	—	46,934	—	47,105
Discount on issuance of convertible note payable	—	—	—	—	132,986	—	132,986
Net Loss	—	—	—	—	—	(183,338)	(183,338)

BALANCE, April 30, 2016	1,893,218	$1,893	1,000,000	$1,000	$4,799,208	$(5,230,647)	$(428,546)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(183,338)	$(359,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	64,354	209,906
Gain on note modification	(7,628)	—
Loss on acquisition of subsidiary	—	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,570)	68,837
Accrued interest payable	12,261	8,181
NET CASH USED IN OPERATING ACTIVITIES	(123,921)	(67,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire subsidiary	—	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	67,986	73,654
Proceeds from convertible notes payable	65,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,986	73,654

NET INCREASE (DECREASE) IN CASH	9,065	1,477

CASH, at the beginning of the period	284	6,584

CASH, at the end of the period	$9,349	$8,061

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$67,986	$73,654
Beneficial conversion feature on convertible note payable	$132,986	$73,654
Conversion of convertible notes payable into common stock.	$47,105	$268,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended April 30, 2016, we had a net loss of $183,338 and negative cash flow from operating activities of $123,921. As of April 30, 2016, we had negative working capital of $386,065. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2016 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended April 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2017.

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

Note 4. Joint Venture with Green Mountain Plant Health

On October 7, 2015, we signed a joint venture agreement with Green Mountain Plant Health, LLC (“Green Mountain”), a Colorado limited liability company. Green Mountain makes products to cleanse air, surfaces and plants in horticultural production. The joint venture is focused on rolling out new service in products in plant health to be used in medical cannabis cultivation. The agreement requires us to provide $100,000 in funding. An initial $10,000 is to be provided on December 1, 2015, and we shall provide follow-on funding of $5,000 per month for 18 months. As of April 30, 2016, we were in default on the terms of the agreement, because we had not made any payments toward this joint venture. Our participation in this joint venture has been suspended until the Company has adequate funds to invest in this joint venture.

Note 5. Note Proceeds Receivable

We had note proceeds receivable of $0 and $0 as of April 30, 2016 and January 31, 2016. The note proceeds receivable related to the back-end note signed on March 14, 2016 (see Note 8). The amount reflects the amount available to us after paying legal fees and finders fees for the note. As of April 30, 2016, we have not received the funds from this note.

Note 6. Notes Receivable

In conjunction with the front-end note and back-end note issued on March 14, 2016, we purchased a $65,000 note receivable from the same third party. The note bears interest at 8% and is due on March 14, 2017. As of April 30, 2016, we have not provided the funds to the third-party. See Note 8.

Note 7. Advances

During the three months ended April 30, 2016 and 2015, the Company received net, non-interest bearing advances from certain third parties totaling $67,986 and $73,654, respectively. During the nine months ended October 31, 2015, these advances were refinanced into convertible notes payable.  See Note 8. The total amount due under these advances as of April 30, 2016 and July 31, 2015 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of April 30, 2016 and January 31, 2016:

	April 30, 2016	January 31, 2016

Convertible note dated April 30, 2015, bearing interest at 10% per annum, maturing on April 30, 2017 and convertible into shares of common stock at $0.02 per share	$—	$68,206
Convertible note dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	73,940	73,940
Convertible note dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share.	260,089	260,089
Convertible note dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019, and convertible into shares of common stock at $0.52 per share.	82,735	82,735
Convertible note dated March 14, 2016, bearing interest at 8% per annum, maturing March 14, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	22,991	—
Convertible note dated March 14, 2016, bearing interest at 8% per annum, maturing March 14, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	65,000	—
Convertible note dated April 30, 2016, bearing interest at 10% per annum, maturing April 30, 2017, and convertible into shares of common stock at a 60% discount to the volume weighted average share price over the preceding 5 days, subject to a minimum conversion rate of $0.01 per share.	67,986	—
Total convertible notes payable	$572,741	$484,970

Less: short-term convertible notes payable	(87,991)	—
Less: discount on noncurrent convertible notes payable	(461,978)	(467,420)
Convertible notes payable, net of discount	$22,772	$17,550

Short-term convertible notes payable	87,991	—
Discount on short-term convertible notes payable	(81,441)	—
Convertible notes payable, net of discount	$6,550	$—

During the three months ended April 30, 2016 and 2015, we recorded amortization of discounts on all convertible notes payable and recognized interest expense of $64,354 and $209,906, respectively.

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

During the three months ended April 30, 2016, we have signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2016	April 30, 2019	10%	60% discount	$67,986
Total				$67,986

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

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $67,986 on April 30, 2016.  We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes. During the three months ended April 30, 2016 and 2015, we recorded amortization of discounts on all convertible notes payable and recognized interest expense of $64,354 and $209,906, respectively.

Modifications of Convertible Promissory Notes

On March 14, 2016, a third party purchased the outstanding principal and accrued interest of our convertible promissory noted dated April 30, 2015. We came to an agreement with the purchaser to change the conditions of the note. Principal and accrued interest on the existing note were refinanced into $68,991 of principal on the new note. The maturity date was changed to March 14, 2017. The interest rate was lowered to 8%, and the conversion rate was change to a 45% discount to the lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion feature did not meet the definition of a liability, because there was a floor on the conversion price and the Board of Directors has the intent and ability to increase the number of outstanding shares if necessary to meet the conversion requirements of the note. We did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion discount. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we transferred the existing discount of $68,991 on the note to the new modified note on March 14, 2016. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable.

We evaluated the terms of the modified note in accordance with ASC Topic No. 470 – 50, Modifications and Extinguishments. We determined this change in terms did constitute a modification. Therefore, we recognized a $7,628 gain on debt modification on March 14, 2016.

Convertible Promissory Notes Issued for Cash

On March 14, 2016, we issued a convertible promissory note to a third party for cash. The note (the “front-end note”) was in the amount of $65,000, and it matures on March 14, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $68,991 on March 14, 2016.  We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

On the same date we issued a second note (the “back-end note”) in the amount of $65,000 in exchange for a note receivable in the same amount. The back-end note matures on March 14, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005. As of April 30, 2016, we had not yet received the proceeds from this note. The note is secured by the note receivable for $65,000 from the same party. See Note 6. Since we have not received any proceeds from this note, we have not recorded the back-end note and the note receivable on our balance sheet as of April 30, 2016.

Conversions to Common Stock

During three months ended April 30, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 16, 2015	$6,655	133,092
February 16, 2015	77,752	1,555,044
April 30, 2015	184,000	4,600,000
Total	$268,407	6,288,136

During three months ended April 30, 2016, the holders of our convertible promissory notes converted $47,105 of principal and accrued interest into 170,746 shares of our common stock. See Note 10. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 9. Derivative Liability

We had derivative liabilities of $0 and $0 on April 30, 2016 and January 31, 2016, respectively. The relates to the three convertible promissory notes issued on March 14, 2016. We reassess the amounts each quarter to reflect reduction in the principal and the conversion rates of the underlying notes, as well as the stock price of our common stock.

Note 10. Stockholders’ Equity

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

During three months ended April 30, 2016, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 17, 2016	$5,001	8,266
March 30, 2016	10,031	16,887
April 6, 2016	850	85,000
April 12, 2016	11,065	20,322
April 21, 2016	20,158	40,271
Total	$47,105	170,746

Note 11. Subsequent Events

On May 26, 2016, a third-party purchased a $75,000 portion of the convertible note dated October 31, 2015 from the noteholder. We agreed with the third party to modify note, such that the maturity date was accelerated to May 26, 2017; the interest rate decreased to 8%; and conversion rate was changed to a 45% discount to the lowest trading price of our common stock over the preceding 20 trading days.

Also on May 26, 2016, we issued a $75,000 note to the same third party. The note is due on May 26, 2017, bears interest at 8% per year, and is convertible into common stock at a 45% discount to the lowest trading price of our common stock over the preceding 20 days.

Also on May 26, 2016, we issued a second $75,000 note to the same third party. The note is due on May 26, 2017, bears interest at 8% per year, and is convertible into common stock at a 45% discount to the lowest trading price of our common stock over the preceding 20 days. This note is secured by $75,000 note receivable from the third party, dated May 26, 2017, due May 26, 2017 and bearing interest at 8% per year.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2016 on Form 10-K.

Results of Operations

Three months ended April 30, 2016 compared to the three months ended April 30, 2015.

General and Administrative Expenses

We recognized general and administrative expenses of $114,351 and $136,013 for the three months ended April 30, 2016 and 2015, respectively. The decrease is primarily due to reduced professional fees and reduced contributions to joint ventures.

Interest Income

We recognized interest income of $0 and $0 for the three months ended April 30, 2016 and 2015, respectively. This reflects interest earned on our short-term note receivable issued on March 14, 2016.

Interest Expense

Interest expense decreased from $218,088 for the three months ended April 30, 2015 to $76,615 for the three months ended April 30, 2016. During the three months ended April 30, 2016, we amortized $64,354 of the discount on our convertible notes, compared to $209,906 for the comparable period of 2015. This was driven by fewer conversions of our convertible notes payable into common stock.  The remaining change is due to interest expense on our convertible promissory notes.

Loss on Acquisition of Diamond Anvil

During the three months ended  April 30, 2015, we recognized a $5,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2016, we made $0 of additional contractual payments toward the acquisition.

Gain on note modification

We recognized a gain on note modification of $7,628 and $0 for the three months ended April 30, 2016 and 2015, respectively. The gain is due the convertible promissory note issued on March 14, 2016.

Net Loss

We incurred a net loss of $183,338 for three months ended  April 30, 2016 as compared to $359,101 for the comparable period of 2015. The increased net loss is due to the derivative liability on our new convertible promissory notes, offset by reductions in professional fees and interest expense.

Liquidity and Capital Resources

At April 30, 2016, we had cash on hand of $9,349. We have negative working capital of $386,065 . Net cash used in operating activities for the three months ended April 30, 2016 was $123,921. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended April 30, 2016

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14.1	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010

(2)	Filed or furnished herewith

(3)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: August 8, 2016	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director