Form 10-Q
period 2016-07-31
NEUTRA CORP.
filed 2016-10-17
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 17, 2016, 2,249,165 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2016	January 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,181	$284
Total current assets	1,181	284

TOTAL ASSETS	$1,181	$284

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$391,833	$390,584
Accounts payable to related party	23,693	6,923
Current portion of convertible notes payable, net of discount of $246,491 and $0, respectively	33,666	—
Current portion of accrued interest payable	9,698	—
Total current liabilities	458,890	397,507

Convertible notes payable, net of discount of $315,437 and $467,420, respectively	20,373	17,550
Accrued interest payable	24,007	10,526
TOTAL LIABILITIES	503,270	425,583

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 1,972,191 and 1,722,472 shares issued and outstanding at July 31, 2016 and January 31, 2016, respectively	1,972	1,722
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at July 31, 2016 and January 31, 2016, respectively	1,000	1,000
Additional paid-in capital	4,889,562	4,619,288
Common stock payable	940	—
Accumulated deficit	(5,395,563)	(5,047,309)
Total stockholders’ deficit	(502,089)	(425,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,181	$284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	208,457	245,892	94,106	109,879

LOSS FROM OPERATIONS	(208,457)	(245,892)	(94,106)	(109,879)

OTHER INCOME (EXPENSE)
Interest expense	(152,197)	(278,538)	(75,582)	(60,450)
Loss on Diamond Anvil acquisition	—	(30,000)	—	(25,000)
Gain (loss) on note modification	12,400	—	4,772	—
Total other income (expense)	(139,797)	(308,538)	(70,810)	(85,450)

NET LOSS	$(348,254)	$(554,430)	$(164,916)	$(195,329)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.19)	$(0.56)	$(0.08)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	1,858,898	988,626	1,952,626	1,044,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

BALANCE, January 31, 2015	903,182	$903	—	$—	$3,157,811	$60,000	$(3,604,669)	$(385,955)

Common stock issued for:
Debt conversion	789,885	790	—	—	431,318	—	—	432,108
Common stock payable	24,000	24	—	—	59,976	(60,000)	—	—
Share rounding	5,405	5	—	—	(5)	—	—	—
Preferred stock issued for:
Services	—	—	1,000,000	1,000	479,770	—	—	480,770
Discount on issuance of convertible note payable	—	—	—	—	490,418	—	—	490,418
Net Loss	—	—	—	—	—	—	(1,442,640)	(1,442,640)

BALANCE, January 31, 2016	1,722,472	$1,722	1,000,000	$1,000	$4,619,288	$—	$(5,047,309)	$(425,299)

Common stock issued for:
Debt conversion	249,719	250	—	—	78,938	940	—	80,128
Discount on issuance of convertible note payable	—	—	—	—	191,336	—	—	191,336
Net Loss	—	—	—	—	—	—	(348,254)	(348,254)

BALANCE, July 31, 2016	1,972,191	$1,972	1,000,000	$1,000	$4,889,562	$940	$(5,395,563)	$(502,089)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(348,254)	$(554,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	125,617	265,555
Gain on note modification	(12,400)	—
Loss on acquisition of subsidiary	—	30,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,017	122,462
Accrued interest payable	26,581	12,983
NET CASH USED IN OPERATING ACTIVITIES	(190,439)	(123,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire subsidiary	—	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	67,986	147,594
Proceeds from convertible notes payable	123,350	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	191,336	147,594

NET INCREASE (DECREASE) IN CASH	897	(5,836)

CASH, at the beginning of the period	284	6,584

CASH, at the end of the period	$1,181	$748

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$67,986	$147,594
Beneficial conversion feature on convertible note payable	$207,986	$147,594
Conversion of convertible notes payable into common stock.	$80,128	$319,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Note 1. General Organization and Business

Neutra Corp. was incorporated in Florida on January 11, 2011. On October 5, 2015, we reincorporated from Florida to Nevada. The reincorporation was approved by our board of directors and by the holders of a majority of our common stock. Each shareholder received one share in the Nevada corporation for every 50 shares they held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least five shares. Our authorized shares increased to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock

We have established a fiscal year end of January 31.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended July 31, 2016, we had a net loss of $348,254 and negative cash flow from operating activities of $190,439. As of July 31, 2016, we had negative working capital of $457,709. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the six-month period ended July 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2017.

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

Note 4. Joint Venture with Green Mountain Plant Health

On October 7, 2015, we signed a joint venture agreement with Green Mountain Plant Health, LLC (“Green Mountain”), a Colorado limited liability company. Green Mountain makes products to cleanse air, surfaces and plants in horticultural production. The joint venture is focused on rolling out new service in products in plant health to be used in medical cannabis cultivation. The agreement requires us to provide $100,000 in funding. An initial $10,000 was to be provided on December 1, 2015, and we shall provide follow-on funding of $5,000 per month for 18 months. As of July 31, 2016, we were in default on the terms of the agreement, because he had not made any payments toward this joint venture. Out participation in this joint ventures has been suspended until the Company has adequate fund to invest in this joint venture.

Note 5. Note Proceeds Receivable

We had note proceeds receivable of $0 and $0 as of July 31, 2016 and January 31, 2016. The note proceeds receivable related to the back-end note signed on March 14, 2016 and May 26, 2016 (see Note 9). The amount reflects the amount available to us after paying legal fees and finders fees for the note. As of July 31, 2016, we have not received the funds from these notes.

Note 6. Notes Receivable

In conjunction with the front-end note and back-end note issued on March 14, 2016, we purchased a $65,000 note receivable from the same third party. The note bears interest at 8% and is due on March 14, 2017. As of July 31, 2016, we have not provided the funds to the third-party. See Note 9.

In conjunction with the front-end note and back-end note issued on May 26, 2016, we purchased a $75,000 note receivable from the same third party. The note bears interest at 8% and is due on May 26, 2017. As of July 31, 2016, we have not provided the funds to the third-party. See Note 9.

Note 7. Advances

During the six months ended July 31, 2016 and 2015, we received net, non-interest bearing advances from certain third parties totaling $67,986 and $147,594, respectively.. During the six months ended July 31, 2016 and 2015, these advances were refinanced into convertible notes payable. See Note 9. The total amount due under these advances as of July 31, 2016 and July 31, 2015 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Related Party Transactions

At January 31, 2016, we had related party accounts payable of $6,923. These amounts consisted entirely of professional fees due to Chris Brown for his services as CEO, that had not yet been paid.

At July 31, 2016, we had related party accounts payable of $23,693. These amounts consist entirely of professional fee due to Chris Brown for his service as CEO, that have not yet been paid.

Note 9. Convertible Notes Payable

Convertible notes payable consists of the following as of July 31, 2016 and January 31, 2016:

	July 31, 2016	January 31, 2016
Convertible note dated April 30, 2015, bearing interest at 10% per annum, maturing on April 30, 2017 and convertible into shares of common stock at $0.02 per share	—	68,206
Convertible note dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	73,940	73,940
Convertible note dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share.	185,089	260,089
Convertible note dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019, and convertible into shares of common stock at $0.52 per share.	82,735	82,735
Convertible note dated March 14, 2016, bearing interest at 8% per annum, maturing March 14, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	1,217	—
Convertible note dated March 14, 2016, bearing interest at 8% per annum, maturing March 14, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	65,000	—
Convertible note dated April 30, 2016, bearing interest at 10% per annum, maturing April 30, 2017, and convertible into shares of common stock at a 60% discount to the volume weighted average share price over the preceding 5 days, subject to a minimum conversion rate of $0.01 per share.	67,986	—
Convertible note dated May 26, 2016, bearing interest at 8% per annum, maturing May 26, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	75,000	—
Convertible note dated May 26, 2016, bearing interest at 8% per annum, maturing May 26, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	65,000	—
Total convertible notes payable	$615,967	$484,970

Less: current portion of convertible notes payable	(280,157)	—
Less: discount on noncurrent convertible notes payable	(315,437)	(467,420)
Convertible notes payable, net of discount	$20,373	$17,550

Current portion of convertible notes payable	280,157	—
Less: discount on current portion of convertible notes payable	(246,491)	—
Current portion of convertible notes payable, net of discount	33,666	$—

Advances Refinanced into Convertible Promissory Notes

During the six months ended July 31, 2015, we have signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2015	April 30, 2017	10%	$ 0.02	$73,654
July 31, 2015	July 31, 2017	10%	$ 0.01	73,940
Total				$147,594

During the six months ended July 31, 2016, we have signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

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

Modifications of Convertible Promissory Notes

Modification of the April 30, 2015 note

On March 14, 2016, a third party purchased the outstanding principal and accrued interest of our convertible promissory noted dated April 30, 2015. We came to an agreement with the purchaser to change the conditions of the note. Principal and accrued interest on the existing note were refinanced into $68,991 of principal on the new note. The maturity date was changed to March 14, 2017. The interest rate was lowered to 8%, and the conversion rate was changed to a 45% discount to the lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

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

We evaluated the terms of the modified note in accordance with ASC Topic No. 470 – 50, Modifications and Extinguishments. We determined this change in terms did constitute a modification. Therefore, we recognized a $7,630 gain on debt modification on March 14, 2016.

Modification of the October 31, 2015 note

On May 26, 2016, a third party purchased a $75,000 portion of the principal of our convertible promissory noted dated October 31, 2015. We came to an agreement with the purchaser to change the conditions of the note. Principal on the existing note were refinanced into $75,000 of principal on the new note. The maturity date was changed to May 26, 2016. The interest rate was lowered to 8%, and the conversion rate was changed to a 45% discount to the lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion feature did not meet the definition of a liability, because there was a floor on the conversion price and the Board of Directors has the intent and ability to increase the number of outstanding shares if necessary to meet the conversion requirements of the note. We did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion discount. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $75,000 on May 26, 2016. On the same date, we reduced the beneficial conversion feature of the October 31, 2015 convertible note by $70,229.

We evaluated the terms of the modified note in accordance with ASC Topic No. 470 – 50, Modifications and Extinguishments. We determined this change in terms did constitute a modification. Therefore, we recognized a $4,772 gain on debt modification on May 26, 2016.

Convertible Promissory Notes Issued for Cash

The March 14, 2016 Note

On March 14, 2016, we issued a convertible promissory note to a third party for cash. The note (the “front-end note”) was in the amount of $65,000, and it matures on March 14, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

On the same date we issued a second note (the “back-end note”) in the amount of $65,000 in exchange for a note receivable in the same amount. The back-end note matures on March 14, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005. As of July 31, 2016, we had not yet received the proceeds from this note. The note is secured by the note receivable for $65,000 from the same party. See Note 5. Since we have not received any proceeds from this note, we have not recorded the back-end note and the note receivable on our balance sheet as of July 31, 2016.

The May 26, 2016 Note

On May 26, 2016, we issued a convertible promissory note to a third party for cash. The note (the “front-end note”) was in the amount of $75,000, and it matures on May 26, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

On the same date we issued a second note (the “back-end note”) in the amount of $75,000 in exchange for a note receivable in the same amount. The back-end note matures on May 26, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005. As of July 31, 2016, we had not yet received the proceeds from this note. The note is secured by the note receivable for $75,000 from the same party. See Note 6. Since we have not received any proceeds from this note, we have not recorded the back-end note and the note receivable on our balance sheet as of July 31, 2016

Conversions to Common Stock

During six months ended July 31, 2015, the holders of our convertible promissory notes converted $319,496 of principal and accrued interest into 151,307 shares of our common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

During six months ended July 31, 2016, the holders of our convertible promissory notes converted $80,128 of principal and accrued interest into 343,719 shares of our common stock. Of the shares converted, 94,000 shares, valued at $94, had not been issued as of July 31, 2016, and as such have been classified as stock payable. See Note 10. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Amortization of Discounts

During the six months ended July 31, 2016 and 2015, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $125,617 and $265,555, respectively.

Note 10. Stockholders’ Equity

Conversions to common stock

During six months ended July 31, 2015, the holders of our convertible promissory notes converted $319,496 of principal and accrued interest into 151,307 shares of our common stock.

During six months ended July 31, 2016, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 17, 2016	$5,001	8,266
March 30, 2016	10,031	16,887
April 6, 2016	850	85,000
April 12, 2016	11,065	20,322
April 21, 2016	20,158	40,271
May 18, 2016	22,074	49,857
May 31, 2016	10,009	29,116
June 28, 2016	940	94,000
Total	$80,128	343,719

Note 11. Subsequent Events

On August 29, 2016, the holder of the modified convertible note dated May 26, 2016 converted $10,206 of principal and accrued interest into 36,032 shares of common stock.

On September 12, 2016, the holder of the modified convertible note dated May 26, 2016 converted $10,237 of principal and accrued interest into 48,532 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Neutra Corp. was incorporated in Florida on January 11, 2011. On October 5, 2015, we reincorporated from Florida to Nevada. The reincorporation was approved by our board of directors and by the holders of a majority of our common stock. Each shareholder received one share in the Nevada corporation for every 50 shares they held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least five shares. Our authorized shares increased to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock

We have established a fiscal year end of January 31.

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

Results of Operations

Six months ended July 31, 2016 compared to the six months ended July 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses of $208,457 and $245,892 for the six months ended July 31, 2016 and 2015, respectively. The decrease is primarily due to reduced contributions to profit participation agreements, supplemented by decreases in professional fees, travel & entertainment and investor relations.

Interest Expense

Interest expense decreased from $278,538 for the six months ended July 31, 2015 to $152,197 for the six months ended July 31, 2016. During the six months ended July 31, 2016, we amortized $125,617 of the discount on our convertible notes, compared to $265,555 for the comparable period of 2015. This was driven by fewer conversions of our convertible notes payable into common stock.  The remaining change is due to interest expense on our convertible promissory notes.

Loss on Acquisition of Diamond Anvil

During the six months ended July 31, 2015, we recognized a $30,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2016, we made no further payments toward the acquisition.

Gain on note modification

We recognized a gain on note modification of $12,400 and $0 for the six months ended July 31, 2016 and 2015, respectively. The gain is due the modification of convertible promissory notes reissued on March 14, 2016 and May 26, 2016.

Net Loss

We incurred a net loss of $348,254 for six months ended July 31, 2016 as compared to $554,430 for the comparable period of 2015. The decreased net loss is due to decreases in amortization of the discount on our convertible notes, the suspension of funding profit participation agreements, and the cessation of losses on our Diamond Anvil acquisition.

Three months ended July 31, 2016 compared to the three months ended July 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $94,106 and $109,879 for the three months ended July 31, 2016 and ended 2015, respectively. The decrease is due to decreased contributions toward profit participation agreements and reductions in professional fees and travel and entertainments costs.

Interest Expense

Interest expense increased from $60,450 for the three months ended July 31, 2015 to $75,582 for the three months ended July 31, 2016. During the three months ended July 31, 2016, we amortized $61,263 of the discount on our convertible notes, compared to $55,649 for the comparable period of 2015. This decrease is due to fewer conversions of our convertible notes into common stock.  This was augmented by a small decrease in interest expense on our convertible notes.

Loss on Acquisition of Diamond Anvil

During the three months ended July 31, 2015, we recognized a $25,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2016, we made no additional contractual payments toward the acquisition.

Gain on note modification

We recognized a gain on note modification of $4,772 and $0 for the three months ended July 31, 2016 and 2015, respectively. The gain is due the convertible promissory note reissued on May 26, 2016.

Net Loss

We incurred a net loss of $164,916 for the three months ended July 31, 2016 as compared to $195,329 for the comparable period of 2015. The decrease in the net loss was primarily due to decreased loss on acquisition of our Diamond Anvil subsidiary, and the lack of contributions to profit participation agreements in the current year.

Liquidity and Capital Resources

At July 31, 2016, we had cash on hand of $1,181. We have negative working capital of $457,709 . Net cash used in operating activities for the six months ended July 31, 2016 was $190,439. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of July 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of July 31, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

There were no sales of unregistered equity securities during the six months ended July 31, 2016.

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

Neutra Corp.

Date: October 17, 2016	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director