Form 10-Q/A
period 2016-07-31
NEUTRA CORP.
filed 2017-01-13
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2016 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended July 31, 2016, filed with the Securities and Exchange Commission on October 17, 2016.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14.1	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL Interactive Data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011

(2)	Previously filed or furnished with original Quarterly Report on Form 10-Q for July 31, 2016 filed with the Securities and Exchange Commission on October 17, 2016

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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