Form 10-Q
period 2016-10-31
NEUTRA CORP.
filed 2017-01-31
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2017, there are 2,728,440 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2016	January 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	—	284
Total current assets	—	284

TOTAL ASSETS	$—	$284

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$422,965	$390,584
Accounts payable to related party	53,693	6,923
Bank overdraft	1,398	—
Advances payable	3,450	—
Current portion of convertible notes payable, net of discount of $192,733 and $0, respectively	57,424	—
Current portion of accrued interest payable	14,688	—
Total current liabilities	553,618	397,507

Convertible notes payable, net of discount of $283,734 and $467,420, respectively	23,963	17,550
Accrued interest payable	10,840	10,526
TOTAL LIABILITIES	588,421	425,583

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 2,293,831 and 1,722,472 shares issued and outstanding at October 31, 2016 and January 31, 2016, respectively	2,294	1,722
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at October 31, 2016 and January 31, 2016, respectively	1,000	1,000
Additional paid-in capital	4,970,146	4,619,288
Accumulated deficit	(5,561,861)	(5,047,309)
Total stockholders’ deficit	(588,421)	(425,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2016	2015	2016	2015

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	275,619	389,861	67,162	143,969

LOSS FROM OPERATIONS	(275,619)	(389,861)	(67,162)	(143,969)

OTHER INCOME (EXPENSE)
Interest expense	(251,333)	(375,057)	(99,136)	(96,519)
Loss on Diamond Anvil acquisition	—	(30,000)	—	—
Gain (loss) on note modification	12,400	—	—	—
Total other income (expense)	(238,933)	(405,057)	(99,136)	(96,519)

NET LOSS	$(514,552)	$(794,918)	$(166,298)	$(240,488)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.26)	$(0.76)	$(0.08)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	1,964,671	1,051,416	2,173,917	1,174,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

BALANCE, January 31, 2015	903,182	$903	—	$—	$3,157,811	$60,000	$(3,604,669)	$(385,955)

Common stock issued for:
Debt conversion	789,885	790	—	—	431,318	—	—	432,108
Common stock payable	24,000	24	—	—	59,976	(60,000)	—	—
Share rounding	5,405	5	—	—	(5)	—	—	—
Preferred stock issued for:
Services	—	—	1,000,000	1,000	479,770	—	—	480,770
Discount on issuance of convertible note payable	—	—	—	—	490,418	—	—	490,418
Net Loss	—	—	—	—	—	—	(1,442,640)	(1,442,640)

BALANCE, January 31, 2016	1,722,472	$1,722	1,000,000	$1,000	$4,619,288	$—	$(5,047,309)	$(425,299)

Common stock issued for:
Debt conversion	571,359	572	—	—	159,522	—	—	160,094
Discount on issuance of convertible note payable	—	—	—	—	191,336	—	—	191,336
Net Loss	—	—	—	—	—	—	(514,552)	(514,552)

BALANCE, October 31, 2016	2,293,831	$2,294	1,000,000	$1,000	$4,970,146	$—	$(5,561,861)	$(588,421)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(514,552)	$(794,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	211,077	358,328
Gain on note modification	(12,400)	—
Loss on acquisition of subsidiary	—	30,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	80,549	6,214
Accrued interest payable	40,256	16,729
NET CASH USED IN OPERATING ACTIVITIES	(195,070)	(383,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	—
Cash paid to acquire subsidiary	—	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	71,436	407,683
Proceeds from convertible notes payable	123,350	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	194,786	407,683

NET INCREASE (DECREASE) IN CASH	(284)	(5,964)

CASH, at the beginning of the period	284	6,584

CASH, at the end of the period	$—	$620

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$67,986	$407,683
Beneficial conversion feature on convertible note payable	$191,336	$407,683
Conversion of convertible notes payable.	$160,093	$421,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended October 31, 2016, we had a net loss of $514,552 and negative cash flow from operating activities of $195,070. As of October 31, 2016, we had negative working capital of $553,618. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine-month period ended October 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2017.

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

Note 4. Joint Venture with Green Mountain Plant Health

On October 7, 2015, we signed a joint venture agreement with Green Mountain Plant Health, LLC (“Green Mountain”), a Colorado limited liability company. Green Mountain makes products to cleanse air, surfaces and plants in horticultural production. The joint venture is focused on rolling out new service in products in plant health to be used in medical cannabis cultivation. The agreement requires us to provide $100,000 in funding. An initial $10,000 was to be provided on December 1, 2015, and we shall provide follow-on funding of $5,000 per month for 18 months. As of October 31, 2016, we were in default on the terms of the agreement, because he had not made any payments toward this joint venture. Out participation in this joint ventures has been suspended until the Company has adequate fund to invest in this joint venture.

Note 5. Advances

During the nine months ended October 31, 2016 and 2015, we received net, non-interest bearing advances from certain third parties totaling $71,436 and $407,683, respectively. During the nine months ended October 31, 2016 and 2015, $67,986 and $407,683 of these advances were refinanced into convertible notes payable. See Note 7. The total amount due under these advances as of October 31, 2016 and October 31, 2015 was $3,450 and $0, respectively. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Related Party Transactions

At January 31, 2016, we had related party accounts payable of $6,923. These amounts consisted entirely of professional fees due to Chris Brown for his services as CEO, that had not yet been paid.

At October 31, 2016, we had related party accounts payable of $53,693. These amounts consist entirely of professional fee due to Chris Brown for his service as CEO, that have not yet been paid.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2016 and January 31, 2016:

	October 31, 2016	January 31, 2016
Convertible note dated April 30, 2015, bearing interest at 10% per annum, maturing on April 30, 2017 and convertible into shares of common stock at $0.02 per share	$—	$68,206
Convertible note dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	73,940	73,940
Convertible note dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share.	156,976	260,089
Convertible note dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019, and convertible into shares of common stock at $0.52 per share.	82,735	82,735
Convertible note dated March 14, 2016, bearing interest at 8% per annum, maturing March 14, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	1,217	—
Convertible note dated March 14, 2016, bearing interest at 8% per annum, maturing March 14, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	65,000	—
Convertible note dated April 30, 2016, bearing interest at 10% per annum, maturing April 30, 2017, and convertible into shares of common stock at a 60% discount to the volume weighted average share price over the preceding 5 days, subject to a minimum conversion rate of $0.01 per share.	67,986	—
Convertible note dated May 26, 2016, bearing interest at 8% per annum, maturing May 26, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	75,000	—
Convertible note dated May 26, 2016, bearing interest at 8% per annum, maturing May 26, 2017, and convertible into shares of common stock at a 45% discount to the lowest market price over the preceding 20 trading days.	35,000	—
Total convertible notes payable	$557,854	$484,970

Less: current portion of convertible notes payable	(250,157)	—
Less: discount on noncurrent convertible notes payable	(283,734)	(467,420)
Convertible notes payable, net of discount, long-term	$23,963	$17,550

Current portion of convertible notes payable	250,157	—
Less: discount on current portion of convertible notes payable	(192,733)	—
Current portion of convertible notes payable, net of discount	$57,424	$—

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

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2015	April 30, 2017	10%	$ 0.02	$73,654
July 31, 2015	July 31, 2017	10%	$ 0.01	73,940
October 31,2015	October 31, 2018	10%	$ 0.50	260,089
Total				$407,683

During the nine months ended October 31, 2016, we have signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

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

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $67,986 on April 30, 2016.  We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes. During the nine months ended October 31, 2016 and 2015, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $211,077 and $358,328, respectively.

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

On the same date, we issued a second note (the “back-end note”) in the amount of $65,000 in exchange for a note receivable in the same amount. The back-end note matures on March 14, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005. As of October 31, 2016, we had not yet received the proceeds from this note. The note is secured by the note receivable for $65,000 from the same party. See Note 5. Since we have not received any proceeds from this note, we have not recorded the back-end note and the note receivable on our balance sheet as of October 31, 2016.

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

On the same date, we issued a second note (the “back-end note”) in the amount of $75,000 in exchange for a note receivable in the same amount. The back-end note matures on May 26, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005. As of October 31, 2016, we had not yet received the proceeds from this note. The note is secured by the note receivable for $75,000 from the same party. Since we have not received any proceeds from this note, we have not recorded the back-end note and the note receivable on our balance sheet as of October 31, 2016

Conversions to Common Stock

During nine months ended October 31, 2015, the holders of our convertible promissory notes converted $421,374 of principal and accrued interest into 253,185 shares of our common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

During nine months ended October 31, 2016, the holders of our convertible promissory notes converted $160,093 of principal and accrued interest into 571,359 shares of our common stock. See Note 10. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 8. Stockholders’ Equity

Conversions to common stock

During nine months ended October 31, 2015, the holders of our convertible promissory notes converted $421,374 of principal and accrued interest into 151,307 shares of our common stock

During nine months ended October 31, 2016, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 17, 2016	$5,001	8,268
March 30, 2016	10,031	16,887
April 6, 2016	850	85,000
April 12, 2016	11,065	20,322
April 21, 2016	20,158	40,271
May 18, 2016	22,074	49,857
May 31, 2016	10,009	29,116
August 22, 2016	49,205	98,410
August 29, 2016	10,206	36,032
September 7, 2016	940	94,000
September 12, 2016	10,237	48,532
October 19, 2016	10,318	44,666
Total	$160,094	571,361

Note 9. Subsequent Events

On November 3, 2016, the holder of the modified convertible promissory note dated May 26, 2016 converted $10,351 of principal and interest into 60,107 shares of our common stock.

On November 9, 2016, the holder of the modified convertible promissory note dated May 26, 2016 converted $25,910 of principal and interest into 150,458 shares of our common stock.

On November 29, 2016, the holder of the modified convertible promissory note dated May 26, 2016 converted $21,135 of principal and interest into 128,093 shares of our common stock.

On December 7, 2016, the holder of the modified convertible promissory note dated May 26, 2016 converted $15,878 of principal and interest into 140,617 shares of our common stock.

On January 6, 2017, we received a $16,551 tranche of funding from the back-end convertible promissory note dated March 14, 2016.

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

Results of Operations

Nine months ended October 31, 2016 compared to the nine months ended October 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses of $275,619 and $389,861 for the nine months ended October 31, 2016 and 2015, respectively. The decrease is primarily due to reduced contributions to profit participation agreements, supplemented by decreases in professional fees, travel & entertainment and investor relations.

Interest Expense

Interest expense decreased from $375,057 for the nine months ended October 31, 2015 to $251,333 for the nine months ended October 31, 2016. During the nine months ended October 31, 2016, we amortized $211,077 of the discount on our convertible notes, compared to $358,328 for the comparable period of 2015. This was driven by fewer conversions of our convertible notes payable into common stock.  The remaining change is due to interest expense on our convertible promissory notes.

Loss on Acquisition of Diamond Anvil

During the nine months ended October 31, 2015, we recognized a $30,000 loss on our acquisition of Diamond Anvil. In the comparable period of 2016, we made no further payments toward the acquisition.

Gain on note modification

We recognized a gain on note modification of $12,400 and $0 for the nine months ended October 31, 2016 and 2015, respectively. The gain is due the modification of convertible promissory notes reissued on March 14, 2016 and May 26, 2016.

Net Loss

We incurred a net loss of $514,552 for nine months ended October 31, 2016 as compared to $794,918 for the comparable period of 2015. The decreased net loss is due to decreases in amortization of the discount on our convertible notes, the suspension of funding profit participation agreements, and the cessation of losses on our Diamond Anvil acquisition.

Three months ended October 31, 2016 compared to the three months ended October 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $67,162 and $143,969 for the three months ended October 31, 2016 and ended 2015, respectively. The decrease is due to reductions in professional fees.

Interest Expense

Interest expense increased from $96,519 for the three months ended October 31, 2015 to $99,136 for the three months ended October 31, 2016. During the three months ended October 31, 2016, we amortized $13,675 of the discount on our convertible notes, compared to $3,747 for the comparable period of 2015. The remaining interest expense was due to accrued interest on our convertible promissory notes.

Net Loss

We incurred a net loss of $166,298 for the three months ended October 31, 2016 as compared to $240,488 for the comparable period of 2015. The decrease in the net loss was primarily due to lower professional fees.

Liquidity and Capital Resources

We had no cash on hand on October 31, 2016. We have negative working capital of $553,618 . Net cash used in operating activities for the nine months ended October 31, 2016 was $195,070. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended October 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14.1	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2)(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: January 31, 2017	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director