Form 10-K
period 2017-01-31
NEUTRA CORP.
filed 2017-05-17
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55077

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

400 South 4th Street, Suite 500 Las Vegas, Nevada	89101
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-793-4121

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock $0.001 par value	OTC Markets QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]   No [X]

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

Yes [_]   No [X]

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2016 was $1,074,565.

There were 4,262,310 shares of the Registrant’s common stock outstanding as of May 16, 2017.

NEUTRA CORP.

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

	High	Low
Fiscal Year Ended January 31, 2017
Quarter ended January 31, 2017	$0.60	$0.21
Quarter ended October 31, 2016	$0.73	$0.38
Quarter ended July 31, 2016	$1.07	$0.52
Quarter ended April 30, 2016	$1.63	$0.85

Fiscal Year Ended January 31, 2016
Quarter ended January 31, 2016	$2.90	$0.50
Quarter ended October 31, 2015	$2.45	$0.40
Quarter ended July 31, 2015	$4.00	$0.66
Quarter ended April 30, 2015	$5.00	$2.00

Holders

As of the date of this filing, there were fifty-four holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on May 16, 2017, as quoted by OTC Markets Group, Inc., was $0.16. There were 4,262,310 shares of common stock issued and outstanding as of May 16, 2017. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2017, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2017.

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

Recent Sales of Unregistered Securities

During the year ended January 31, 2017, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Number of Shares Issued
March 17, 2016	$5,001	8,268
March 30, 2016	10,031	16,887
April 6, 2016	850	85,000
April 12, 2016	11,065	20,322
April 21, 2016	20,158	40,271
May 18, 2016	22,074	49,856
May 31, 2016	10,009	29,116
August 22, 2016	49,205	98,410
August 29, 2016	10,206	36,032
September 7, 2016	940	94,000
September 12, 2016	10,237	48,532
October 19, 2016	10,318	44,665
November 3, 2016	10,351	60,107
November 9, 2016	25,910	150,458
November 29, 2016	21,135	128,093
December 7, 2016	15,878	140,617
January 31, 2017	32,117	208,554
Total	$265,485	1,259,188

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

As of January 31, 2017, we had cash on hand of $0.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $867,881 for the year ended January 31, 2017. We had a working capital deficit of $628,145 as of January 31, 2017. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2017 was $211,621.

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

Fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $370,726 and $1,036,032 for the years ended January 31, 2017 and 2016, respectively. In 2017, the Company engaged in heavy cost cutting.

Interest Expense

Interest expense decreased from $401,608 for the year ended  January 31, 2016 to $497,155 for the year ended  January 31, 2017. Interest expense for the year ended January 31, 2017 included amortization of discount on convertible notes payable in the amount of $444,743, compared to $374,644 for the comparable period of 2016. The remaining decrease is due to lower interest expense on our convertible promissory notes, as we had lower average balances in the current year.

Loss on Acquisition

In the year January 31, 2016, we had recognized a loss of $5,000 loss on our acquisition of Diamond Anvil Designs, LLC. We had no loss on acquisition during the year ended January 31, 2017.

Net Loss

We incurred a net loss of $867,881 for the year ended January 31, 2017 as compared to $1,442,640 for the comparable period of 2016. The increase  in the net loss was primarily the result cost cutting measures.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $628,145.

As of January 31, 2017, we had $0 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2017 and 2016. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2017, the Company had a net loss of $867,881 and generated negative cash flow from operations in the amount of $211,621. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neutra Corp.

We have audited the accompanying balance sheets of Neutra Corp. as of January 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2017. Neutra Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neutra Corp. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

Houston, Texas

May 16, 2017

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	January 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$284
Total current assets	—	284

TOTAL ASSETS	$—	$284

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$471,477	$390,584
Accounts payable, related party	83,692	6,923
Advances payable	3,450	—
Bank overdraft	1,443	—
Current portion of convertible notes payable, net of discount of $112,323 and $0, respectively	54,385	—
Current portion of accrued interest payable	13,698	—
Total current liabilities	628,145	397,507

Convertible notes payable, net of discount of $278,882 and $467,420, respectively	28,815	17,550
Accrued interest payable	18,596	10,526
TOTAL LIABILITIES	675,556	425,583

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 2,981,660 and 1,722,472 shares issued and outstanding at January 31, 2017 and January 31, 2016, respectively	2,982	1,722
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares and 1,000,000 shares issued or outstanding at January 31, 2017 and January 31, 2016, respectively	1,000	1,000
Additional paid-in capital	5,235,652	4,619,288
Common stock payable	—	—
Accumulated deficit	(5,915,190)	(5,047,309)
Total stockholders’ deficit	(675,556)	(425,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$284

The accompany notes are an integral part of these audited  consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2017	2016

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	370,726	1,036,032

LOSS FROM OPERATIONS	(370,726)	(1,036,032)

OTHER INCOME (EXPENSE)
Interest expense	(497,155)	(401,608)
Loss on Diamond Anvil acquisition	—	(5,000)
Total other income (expense)	(497,155)	(406,608)

NET LOSS	$(867,881)	$(1,442,640)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.41)	$(1.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	2,140,377	1,154,386

The accompany notes are an integral part of these audited  consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

BALANCE, January 31, 2015	903,182	$903	—	$—	$3,157,811	$60,000	$(3,604,669)	$(385,955)

Common stock issued for debt conversion	789,885	790	—	—	431,318	—	—	432,108
Common stock payable	24,000	24	—	—	59,976	(60,000)	—	—
Share rounding	5,405	5	—	—	(5)	—	—	—
Preferred stock issued for services	—	—	1,000,000	1,000	479,770	—	—	480,770
Discount on issuance of convertible note payable	—	—	—	—	490,418	—	—	490,418
Net Loss	—	—	—	—	—	—	(1,442,640)	(1,442,640)

BALANCE, January 31, 2016	1,722,472	$1,722	1,000,000	$1,000	$4,619,288	$—	$(5,047,309)	$(425,299)

Common stock issued for debt conversion	1,259,188	1,260	—	—	264,225	—	—	265,485
Discount on issuance of convertible note payable	—	—	—	—	207,887	—	—	207,887
Amortization of discount on extinguishment of convertible note payable	—	—	—	—	144,252	—	—	144,252
Net Loss	—	—	—	—	—	—	(867,881)	(867,881)

BALANCE, January 31, 2017	2,981,660	$2,982	1,000,000	$1,000	$5,235,652	$—	$(5,915,190)	$(675,556)

The accompany notes are an integral part of these audited  consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(867,881)	$(1,442,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	444,743	374,644
Loss on acquisition of Diamond Anvil	—	5,000
Preferred stock issued for services	—	480,770

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	122,720	56,621
Accounts payable, related party	36,385	6,923
Accrued interest payable	52,412	26,964
NET CASH USED IN OPERATING ACTIVITIES	(211,621)	(491,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire Diamond Anvil	—	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	71,436	490,418
Proceeds from convertible notes payable	139,901	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	211,337	490,418

NET DECREASE IN CASH	(284)	(6,300)

CASH, at the beginning of the period	284	6,584

CASH, at the end of the period	$—	$284

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$67,986	$490,418
Beneficial conversion discount on convertible note payable	$199,697	$490,418
Conversion of convertible notes payable	$265,485	$432,108

The accompany notes are an integral part of these audited  consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

Note 2. Going Concern

For the fiscal year ended January 31, 2017, the Company had a net loss of $867,881 and negative cash flow from operations of $211,621.  As of January 31, 2017, the Company has negative working capital of $628,145.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $0 and $284 at January 31, 2017 and 2016, respectively.

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

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2017 and 2016.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2017 and 2016, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of January 31, 2017 and January 31, 2016.

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

Note 4. Related Party Transactions

During the year ended January 31, 2017, we incurred salary expense of $128,692 related to services provided by our CEO Christopher Brown. We paid Mr. Brown $45,000 in salary during the year ended January 31, 2017. As of January 31, 2017, we owe Mr. Brown an additional $83,692, which is recorded on the balance sheet in “Accounts Payable – Related Party”. Additionally during the year ended January 31, 2017, we paid Mr. Brown $6,923 in for services rendered in the year ended January 31, 2016.

As of January 31, 2016, the Company owed Christopher Brown, our CEO, $6,923 for services. The amount is recorded on the balance sheet as accounts payable to related party. This amount was paid subsequent to year end.

Note 5. Advances

During the year ended January 31, 2017, we received net, non-interest bearing advances from certain third parties totaling $71,436. During the year ended January 31, 2017, $67,986 of these advances were refinanced into convertible notes payable.  See Note 7. The total amount due under these advances as of January 31, 2017 was $3,450. As of January 31, 2016, we owed no advances. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2017.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2017 and 2016 are as follows.

	2017	2016
Tax benefit at U.S. statutory rate	$303,734	$504,924
less: amortization of beneficial conversion feature	(155,660)	(131,125)
less: stock based expenses	—	(168,270)
less: valuation allowance	(148,074)	(205,529)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $1,865,781.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2017 and January 31, 2016:

	January 31, 2017	January 31, 2016
Convertible note, dated April 30, 2015, bearing interest at 10% per annum, maturing on April 30, 2017 and convertible into shares of common stock at $0.02 per share	—	68,206
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	73,940	73,940
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share.	156,976	260,089
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price.	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price.	1,217	—
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a 45% discount to the market price.	16,551	—
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2016, and convertible into shares of common stock at a 45% discount to the market price.	67,986	—
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2016, and convertible into shares of common stock at a 45% discount to the market price.	75,000	—
Total convertible notes payable	$474,405	$484,970

Less: current portion of convertible notes payable	(166,708)	—
Less: discount on noncurrent convertible notes payable	(278,882)	(467,420)
Convertible notes payable, net of discount	$28,815	$17,550

Issuance of Convertible Promissory Notes

During the years ended January 31, 2016 and  January 31, 2017, we have signed Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 30, 2015	April 30, 2017	10%	$0.02	$73,654
July 31, 2015	July 31, 2017	10%	0.01	73,940
October 31, 2015	October 31, 2018	10%	0.50	260,089
January 31, 2016	January 31, 2019	10%	60% discount	82,735
Total 2016				$490,418

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 14, 2016	March 14, 2017	8%	45% discount	$65,000
April 30, 2016	April 30, 2019	10%	60% discount	67,986
May 26, 2016	May 26, 2017	8%	45% discount	75,000
January 11, 2016	March 14, 2017	8%	45% discount	16,551
Total 2016				$224,537

We evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extinguishment due to the addition of the conversion feature. No gain or loss on the extinguishment was required to be recognized since the carrying amount of the existing debt approximated its fair value. Due to the material modification of the notes we removed the old note recognizing $131,852 of interest expense representing the previous discount and recorded the new fully discounted note.

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discounts of $73,654; $74,940; $260,089 ; $82,735; $65,000; $67,986; $75,000 and $16,551 on April 30, 2015; July 31, 2015; October 31, 2015; January 31, 2016; March 14, 2016; April 30, 2016; May 26, 2016; and January 11, 2016, respectively. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the years ended January 31, 2017 and 2016, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $444,743 and $374,644, respectively.

Conversions to Common Stock

During year ended January 31, 2017, the holders of our convertible promissory notes converted $265,485 of principal and accrued interest into 1,259,188 shares of our common stock. During the year ended January 31, 2016, the holders of our convertible promissory notes converted $432,108 of principal and accrued interest into 789,885 shares of our common stock. See Note 9 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

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

Note 8. Debt Repayment Commitments

The following debt will be paid over the next five years:

Twelve months ended January 31,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	$ 215,157	$ 239,711	$ 67,986	—	—	$ 522,854
Notes payable	—	—	—	—	—	—
Capital lease obligation	—	—	—	—	—	—
Other debt	—	—	—	—	—	—
Total	$ 215,157	$ 239,711	$ 67,986	—	—	$ 522,854

Note 9. Shareholders’ Equity

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

Conversions to common stock

During year ended January 31, 2017, the Company issued stock to third parties for the conversion of principal and interest on convertible notes payable. No gain or loss was recognized on the conversions as the occurred within the terms of the respective notes. The stock issued is as follows:

Date	Amount Converted	Number of Shares Issued
March 17, 2016	$5,001	8,268
March 30, 2016	10,031	16,887
April 6, 2016	850	85,000
April 12, 2016	11,065	20,322
April 21, 2016	20,158	40,271
May 18, 2016	22,074	49,856
May 31, 2016	10,009	29,116
August 22, 2016	49,205	98,410
August 29, 2016	10,206	36,032
September 7, 2016	940	94,000
September 12, 2016	10,237	48,532
October 19, 2016	10,318	44,665
November 3, 2016	10,351	60,107
November 9, 2016	25,910	150,458
November 29, 2016	21,135	128,093
December 7, 2016	15,878	140,617
January 31, 2017	32,117	208,554
Total	$265,485	1,259,188

During the year ended January 31, 2016, the Company issued stock to third parties for the conversion of notes payable and accrued interest. No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes. The stock issued is as follows:

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

Note 10. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, January 31, 2017, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On February 13, 2017, we issued 151,085 shares of common stock for the conversion of $16,619.41 of principal and accrued interest on our convertible promissory notes.

On February 21, 2017, we issued 227,750  shares of common stock for the conversion of $25,065.75 of principal and accrued interest on our convertible promissory notes.

On March 6, 2017, we issued 214,807 shares of common stock for the conversion of $23,628.77 of principal and accrued interest of our convertible promissory notes.

On March 21, 2017, we issued 102,168 shares of common stock for the conversion of $12,783.78 of principal and accrued interest on our convertible promissory notes.

On March 30, 2017, we issued 170,595 shares of common stock for the conversion of $21,345.75 of principal and accrued interest on our convertible promissory notes.

On April 7, 2017, we issued 92,558 shares of common stock for the conversion of $10,690.41 or principal and accrued interest on our convertible promissory notes.

On April 20, 2017, we issued 321,567 shares of common stock for the conversion of $35,372.38 of principal and accrued interest on our convertible promissory notes.

On April 27, 2017 we issued a convertible promissory note with a face value of $75,000 for $69,250 in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2017 and 2016.

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

As of January 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2017.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Christopher Brown 400 South 4th Street, Suite 500 Las Vegas, Nevada 89101	44	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Brown is paid $120,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Brown	2017	100,577	—	—	—	—	—	—	100,577
CEO and chairman	2016	69,615	—	—	—	—	—	—	69,615
of the board	2015	31,172	—	—	—	—	—	—	31,172

Sydney Jim	2015	65,000	—	—	—	—	—	—	65,000
Former CEO and	2014	105,000	—	—	—	—	—	—	105,000
chairman of the board

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Christopher Brown	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2017 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of May 16, 2017, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Boxcar Transportation Corp. (1)	86,990	2.92%
65 East Street, House No. 35
Panama City, Panama

Christopher Brown, CEO	—	0.00%

All directors and executive officers as a group (1) person.	—	0.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2017 and 2016:

	2017	2016
Audit Fees	$12,000	$11,000

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$12,000	11,000

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

Neutra Corp.

Date: May 16, 2017	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director