Form 10-K/A
period 2017-01-31
NEUTRA CORP.
filed 2017-05-22
CIK 1512886

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

Yes [X]   No [_]

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 31, 2017 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended January 31, 2017, filed with the Securities and Exchange Commission on May 16, 2017.

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

Neutra Corp.

Date: May 22, 2017	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director