Form 10-Q
period 2017-04-30
NEUTRA CORP.
filed 2017-06-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check is smaller reporting company)		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 14, 2017, 4,522,650 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2017	January 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,203	$—
Total current assets	44,203	—

TOTAL ASSETS	$44,203	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$421,685	$471,477
Accounts payable to related party	120,584	83,692
Bank overdraft	—	1,443
Advances payable	3,450	3,450
Current portion of convertible notes payable, net of discount of $98,328 and $112,323, respectively	51,829	54,385
Current portion of accrued interest payable	16,908	13,698
Total current liabilities	614,456	628,145

Convertible notes payable, net of discount of $272,913 and $278,882, respectively	34,784	28,815
Accrued interest payable	26,099	18,596
TOTAL LIABILITIES	675,339	675,556

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 4,262,310 and 2,981,660 shares issued and outstanding at April 30, 2017 and January 31, 2017, respectively	4,262	2,982
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at April 30, 2017 and January 31, 2017, respectively	1,000	1,000
Additional paid-in capital	5,488,804	5,235,652
Accumulated deficit	(6,125,202)	(5,915,190)
Total stockholders’ deficit	(631,136)	(675,556)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,203	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2017	2016

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	55,904	114,351

LOSS FROM OPERATIONS	(55,904)	(114,351)

OTHER INCOME (EXPENSE)
Interest expense	(154,108)	(76,615)
Gain (loss) on note modification	—	7,628
Total other income (expense)	(154,108)	(68,987)

NET LOSS	$(210,012)	$(183,338)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.06)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	3,580,354	1,763,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2017	2,981,660	$2,982	1,000,000	$1,000	$5,235,652	$(5,915,190)	$(675,556)

Common stock issued for debt conversion	1,280,650	1,280	—	—	144,226	—	145,506
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	108,926	—	108,926
Net loss	—	—	—	—	—	(210,012)	(210,012)

BALANCE, April 30, 2017	4,262,310	$4,262	1,000,000	$1,000	$5,488,804	$(6,125,202)	$(631,136)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(210,012)	$(183,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	143,413	64,354
Gain on note modification	—	(7,628)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(51,234)	(9,570)
Accounts payable to related party	36,892	—
Accrued interest payable	10,695	12,261
NET CASH USED IN OPERATING ACTIVITIES	(70,246)	(123,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	—	67,986
Proceeds from convertible notes payable	114,449	65,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,449	132,986

NET INCREASE (DECREASE) IN CASH	44,203	9,065

CASH, at the beginning of the period	—	284

CASH, at the end of the period	$44,203	$9,349

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$—	$67,986
Beneficial conversion discount on convertible note payable	$108,926	$132,986
Conversion of convertible notes payable.	$145,506	$47,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2017

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended April 30, 2017, we had a net loss of $210,012 and negative cash flow from operating activities of $70,246. As of April 30, 2017, we had negative working capital of $570,253. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2017 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended April 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2018.

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

Note 4. Related Party Transactions

During the three months ended January 31, 2017, we incurred salary expense of $22,500 related to services provided by our CEO Christopher Brown. We paid Mr. Brown $37,500 in salary during the three months ended January 31, 2017. As of January 31, 2017, we owe Mr. Brown $89,200, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

Note 5. Advances

As of April 30, 2017 and January 31, 2017, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible notes payable consists of the following as of April 30, 2017 and January 31, 2017:

	April 30, 2017	January 31, 2017
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share.	$73,940	$73,940
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share.	156,976	260,089
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price.	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a 55% discount to the market price.	1,217	1,217
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a 55% discount to the market price.	—	16,551
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 60% discount to the market price.	67,986	67,986
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 55% discount to the market price.	—	75,000
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 55% discount to the market price.	75,000	—
Total convertible notes payable	$457,854	$474,405
Less: current portion of convertible notes payable	(150,157)	(166,708)
Less: discount on noncurrent convertible notes payable	(272,913)	(278,882)
Convertible notes payable, net of discount	$34,784	$28,815

Current portion of convertible notes payable	$150,157	$166,708
Less: discount on current convertible notes payable	(98,328)	(112,323)
Convertible notes payable, net of discount	$51,829	$54,385

Issuance of Convertible Promissory Notes

During the three months ended April 30, 2017 and 2016, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 14, 2016	March 14, 2017	8%	55% discount	$65,000
April 30, 2016	April 30, 2019	10%	60% discount	67,986

Date Issued/Funded	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 9, 2017	March 14, 2017	8%	55% discount	$48,449
April 27, 2017	May 27, 2017	8%	55% discount	75,000

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, each of the above notes was fully discounted with a beneficial conversion discount o the date of issuance. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the years ended January 31, 2017 and 2016, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $143,413 and $64,354, respectively.

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

On the same date we issued a second note (the “back-end note”) in the amount of $65,000 in exchange for a note receivable in the same amount. The back-end note matures on March 14, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005. The Company received proceeds of $16,551 on January 6, 2017 and the remaining proceeds of $48,449 on February 9, 2017. The note was secured by the note receivable for $65,000 from the same party.

On May 26, 2016, we issued a convertible promissory note to a third party for cash. The note (the “front-end note”) was in the amount of $75,000, and it matures on May 26, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

On the same date we issued a second note (the “back-end note”) in the amount of $75,000 in exchange for a note receivable in the same amount. The back-end note matures on May 26, 2017. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005. The Company received the proceeds of this note on April 27, 2017. The note was secured by the note receivable for $75,000 from the same party.

Conversions to Common Stock

During three months ended April 30, 2016, the holders of our convertible promissory notes converted $47,105 of principal and accrued interest into 170,746 shares of our common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

During three months ended April 30, 2017, the holders of our convertible promissory notes converted $145,506 of principal and accrued interest into 1,280,650 shares of our common stock. See Note 10. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 7. Stockholders’ Equity

Conversions to common stock

During three months ended April 30, 2017, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 13, 2017	$16,619	151,085
February 22, 2017	25,066	227,870
March 6, 2017	23,629	214,807
March 21, 2017	12,784	102,168
March 30, 2017	21,346	170,595
April 7, 2017	10,690	92,558
April 20, 2017	35,372	321,567
Total	$145,506	1,280,650

During three months ended April 30, 2016, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 17, 2016	$5,001	8,266
March 30, 2016	10,031	16,887
April 6, 2016	850	85,000
April 12, 2016	11,065	20,322
April 21, 2016	20,158	40,271
Total	$47,105	170,746

Note 8. Subsequent Events

On May 22, 2017, we issued 130,582 shares of common stock as a result of the conversion of principal and accrued interest of $14,364 on a convertible note payable.

On June 2, 2017, we issued 160,748 shares of common stock as a result of the conversion of principal and accrued interest of $17,682 on a convertible note payable.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2017 on Form 10-K.

Results of Operations

Three months ended April 30, 2017 compared to the three months ended April 30, 2016.

General and Administrative Expenses

We recognized general and administrative expenses of $55,904 and $114,351 for the three months ended April 30, 2017 and 2016, respectively. The decrease is primarily due to reduced professional fees and reduced contributions to joint ventures.

Interest Expense

Interest expense increased from $76,615 for the three months ended April 30, 2016 to $154,108 for the three months ended April 30, 2017. During the three months ended  April 30, 2017, we amortized $143,413 of the discount on our convertible notes, compared to $64,354 for the comparable period of 2016. This was driven by fewer conversions of our convertible notes payable into common stock.  The remaining change is due to interest expense on our convertible promissory notes.

Gain on note modification

We recognized a gain on note modification of $0 and $7,628 for the three months ended April 30, 2017 and 2016, respectively. The gain is due the convertible promissory note issued on March 14, 2016.

Net Loss

We incurred a net loss of $210,012 for three months ended April 30, 2017 as compared to $183,338 for the comparable period of 2016. The increased net loss is due to the derivative liability on our new convertible promissory notes, offset by reductions in professional fees and interest expense.

Liquidity and Capital Resources

At April 30, 2017, we had cash on hand of $44,203. We have negative working capital of $570,253. Net cash used in operating activities for the three months ended April 30, 2017 was $70,246. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2017, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended April 30, 2017.

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

Neutra Corp.

Date: June 14, 2017	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director