Form 10-Q/A
period 2017-07-31
NEUTRA CORP.
filed 2017-09-26
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2017 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended July 31, 2017, filed with the Securities and Exchange Commission on September 19, 2017.

Additionally, we corrected a typographical error in the CONSOLIDATED STATEMENTS OF CASH FLOWS on page 7. Under the “2017” column heading, the line item “Accrued interest payable” incorrectly stated a value of “22,493”. The value has been corrected to “22,513”.

No other changes were made to this report.

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

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(364,141)	$(348,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	251,185	125,617
Gain on note modification	—	(12,400)

Changes in operating assets and liabilities:
Deposits	(10,293)	—
Accounts payable and accrued liabilities	(52,605)	18,017
Accounts payable to related parties	38,892	—
Accrued interest payable	22,513	26,581
NET CASH USED IN OPERATING ACTIVITIES	(114,449)	(190,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	—	67,986
Proceeds from convertible notes payable	114,449	123,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,449	191,336

NET INCREASE (DECREASE) IN CASH	—	897

CASH, at the beginning of the period	—	284

CASH, at the end of the period	$—	$1,181

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$—	$67,986
Beneficial conversion discount on convertible note payable	$108,926	$207,986
Conversion of convertible notes payable.	$211,615	$80,128

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14.1	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2) (3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: September 26, 2017	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director