Form 10-Q
period 2017-10-31
NEUTRA CORP.
filed 2017-12-20
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 19, 2017, 6,226,604 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2017	January 31, 2017
ASSETS

CURRENT ASSETS
Deposits	$22,450	$—
Total current assets	22,450	—

TOTAL ASSETS	$22,450	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$420,314	$471,477
Accounts payable to related party	122,584	83,692
Cash overdraft	—	1,443
Advances payable	3,450	3,450
Current portion of convertible notes payable, in default, net of discount of $159,257 and $112,323, respectively	111,576	54,385
Current portion of accrued interest payable	39,485	13,698
Total current liabilities	697,409	628,145

Convertible notes payable, net of discount of $125,802 and $278,882, respectively	24,919	28,815
Accrued interest payable	24,710	18,596
TOTAL LIABILITIES	747,038	675,556

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 6,226,604 and 2,981,660 shares issued and outstanding at October 31, 2017 and January 31, 2017, respectively	6,227	2,982
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at October 31, 2017 and January 31, 2017, respectively	1,000	1,000
Additional paid-in capital	5,601,948	5,235,652
Accumulated deficit	(6,333,763)	(5,915,190)
Total stockholders’ deficit	(724,588)	(675,556)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,450	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2017	2016	2017	2016

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	116,285	275,619	25,842	67,162

LOSS FROM OPERATIONS	(116,285)	(275,619)	(25,842)	(67,162)

OTHER INCOME (EXPENSE)
Interest expense	(302,288)	(251,333)	(28,590)	(99,136)
Gain on note modification	—	12,400	—	—
Total other income (expense)	(302,288)	(238,933)	(28,590)	(99,136)

NET LOSS	$(418,573)	$(514,552)	$(54,432)	$(166,298)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.09)	$(0.26)	$(0.01)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	4,887,756	1,964,671	6,196,810	2,173,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2017	2,981,660	$2,982	1,000,000	$1,000	$5,235,652	$(5,915,190)	$(675,556)

Common stock issued for debt conversion	3,244,944	3,245	—	—	219,370	—	222,615
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	146,926	—	146,926
Net loss	—	—	—	—	—	(418,573)	(418,573)

BALANCE, October 31, 2017	6,226,604	$6,227	1,000,000	$1,000	$5,601,948	$(6,333,763)	$(724,588)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(418,573)	$(514,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	269,595	211,077
Gain on note modification	—	(12,400)

Changes in operating assets and liabilities:
Deposits	15,550	—
Accounts payable and accrued liabilities	(52,604)	80,549
Accounts payable to related parties	38,892	—
Accrued interest payable	38,215	40,256
NET CASH USED IN OPERATING ACTIVITIES	(108,925)	(195,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	—	71,436
Proceeds from convertible notes payable	108,925	123,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,925	194,786

NET INCREASE (DECREASE) IN CASH	—	(284)

CASH, at the beginning of the period	—	284

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$—	$67,986
Beneficial conversion discount on convertible note payable	$146,926	$191,336
Conversion of convertible notes payable.	$222,615	$160,093
Deposit received for convertible note payable	$38,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended October 31, 2017, we had a net loss of $418,573 and negative cash flow from operating activities of $108,925. As of October 31, 2017, we had negative working capital of $674,959. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine-month period ended October 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2018.

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

Note 4. Related Party Transactions

During the nine months ended October 31, 2017, we incurred salary expense of $63,000 related to services provided by our CEO Christopher Brown. We paid Mr. Brown $63,000 in salary during the nine months ended October 31, 2017. As of October 31, 2017, we owe Mr. Brown $89,200, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

Note 5. Advances

As of October 31, 2017 and January 31, 2017, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2017 and January 31, 2017:

	October 31, 2017	January 31, 2017
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share, in default	72,640	73,940
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price, in default	1,217	1,217
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	16,551
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	75,000
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	—	—
Convertible note, dated September 6, 2017, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion	40,000	—
Total convertible notes payable	$421,554	$474,405
Less: current portion of convertible notes payable	(270,833)	(166,708)
Less: discount on noncurrent convertible notes payable	(125,802)	(278,882)
Convertible notes payable, net of discount	$24,919	$28,815

Current portion of convertible notes payable	$270,833	$166,708
Less: discount on current convertible notes payable	(159,257)	(112,323)
Convertible notes payable, net of discount	$111,576	$54,385

Issuance of Convertible Promissory Notes

During the nine months ended October 31, 2017 and 2016, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 14, 2016	March 14, 2017	8%	45% discount	$65,000
April 30, 2016	April 30, 2019	10%	60% discount	67,986

Date Issued/Funded	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 9, 2017	March 14, 2017	8%	45% discount	$48,449
April 27, 2017	May 27, 2017	8%	45% discount	75,000
September 9, 2017	September 9, 2018	8%	45% discount	40,000

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

On September 9, 2017, we issued a convertible promissory note to a third party for cash. The note (the “front-end note”) was in the amount of $40,000, and it matures on September 9, 2018. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.000055. The proceeds from this note were placed in an escrow account on deposit with our attorney.

On the same date we issued a second note (the “back-end note”) in the amount of $40,000 in exchange for a note receivable in the same amount. The back-end note matures on September 9, 2018. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.000055. The note was secured by the note receivable for $40,000 from the same party.

Conversions to Common Stock

During nine months ended October 31, 2016, the holders of our convertible promissory notes converted $80,128 of principal and accrued interest into 343,719 shares of our common stock. Of the shares converted, 94,000 shares, valued at $94, had not been issued as of October 31, 2016, and as such have been classified as stock payable. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

During nine months ended October 31, 2017, the holders of our convertible promissory notes converted $222,615 of principal and accrued interest into 3,244,944 shares of our common stock. See Note 10. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 7. Stockholders’ Equity

Conversions to common stock

During nine months ended October 31, 2017, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 13, 2017	$16,619	151,085
February 22, 2017	25,066	227,870
March 6, 2017	23,629	214,807
March 21, 2017	12,784	102,168
March 30, 2017	21,346	170,595
April 7, 2017	10,690	92,558
April 20, 2017	35,372	321,567
May 22, 2017	10,055	130,582
May 30, 2017	650	65,000
June 2, 2017	10,079	160,748
June 2, 2017	650	65,000
June 13, 2017	11,113	202,060
June 30, 2017	10,140	290,344
July 12, 2017	10,167	308,078
July 25, 2017	13,255	401,624
August 8, 2017	11,000	340,858
Total	$222,615	3,244,944

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

Note 8. Subsequent Events

No events have occurred subsequent to October 31, 2017 which would require disclosure in these financial statements.

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

Results of Operations

Nine months ended October 31, 2017 compared to the nine months ended October 31, 2016.

General and Administrative Expenses

We recognized general and administrative expenses of $116,285 and $275,619 for the nine months ended October 31, 2017 and 2016, respectively. The decrease is primarily due to reduced professional fees and reduced contributions to joint ventures.

Interest Expense

Interest expense increased from $251,333 for the nine months ended October 31, 2016 to $302,288 for the nine months ended October 31, 2017. During the nine months ended October 31, 2017, we amortized $269,595 of the discount on our convertible notes, compared to $125,617 for the comparable period of 2016. This was driven by fewer conversions of our convertible notes payable into common stock. The remaining change is due to interest expense on our convertible promissory notes.

Gain on note modification

We recognized a gain on note modification of $0 and $12,400 for the nine months ended October 31, 2017 and 2016, respectively. The gain is due the convertible promissory note issued on March 14, 2016.

Net Loss

We incurred a net loss of $418,573 for nine months ended October 31, 2017 as compared to $514,552 for the comparable period of 2016. The increased net loss is due to the derivative liability on our new convertible promissory notes, offset by reductions in professional fees and interest expense.

Three months ended October 31, 2017 compared to the three months ended October 31, 2016.

General and Administrative Expenses

We recognized general and administrative expenses of $25,842 and $67,162 for the three months ended October 31, 2017 and 2016, respectively. The decrease is primarily due to reduced professional fees and reduced contributions to joint ventures.

Interest Expense

Interest expense increased from $99,136 for the three months ended October 31, 2016 to $28,590 for the three months ended October 31, 2017. During the three months ended October 31, 2017, we amortized $18,410 of the discount on our convertible notes, compared to $374,645 for the comparable period of 2016. This was driven by fewer conversions of our convertible notes payable into common stock. The remaining change is due to interest expense on our convertible promissory notes.

Gain on note modification

We recognized a gain on note modification of $0 and $4,772 for the three months ended October 31, 2017 and 2016, respectively. The gain is due the convertible promissory note issued on March 14, 2016.

Net Loss

We incurred a net loss of $54,432 for three months ended October 31, 2017 as compared to $166,298 for the comparable period of 2016. The increased net loss is due to the derivative liability on our new convertible promissory notes, offset by reductions in professional fees and interest expense.

Liquidity and Capital Resources

At October 31, 2017, we had cash on hand of $0. We have negative working capital of $674,959 . Net cash used in operating activities for the nine months ended October 31, 2017 was $108,925. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended October 31, 2017.

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

Neutra Corp.

Date: December 20, 2017	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director