Form 10-K
period 2018-01-31
NEUTRA CORP.
filed 2018-05-01
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2017 was $459,088.

There were 6,839,274 shares of the Registrant’s common stock outstanding as of May 1, 2018.

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

	High	Low
Fiscal Year Ended January 31, 2018
Quarter ended January 31, 2018	$0.52	$0.07
Quarter ended October 31, 2017	$0.11	$0.06
Quarter ended July 31, 2017	$0.20	$0.06
Quarter ended April 30, 2017	$0.50	$0.18

Fiscal Year Ended January 31, 2017
Quarter ended January 31, 2017	$0.60	$0.21
Quarter ended October 31, 2016	$0.73	$0.38
Quarter ended July 31, 2016	$1.07	$0.52
Quarter ended April 30, 2016	$1.63	$0.85

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

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on April 24, 2018, as quoted by OTC Markets Group, Inc., was $0.12. There were 6,839,274 shares of common stock issued and outstanding as of January 31, 2018. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2018, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2018.

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

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2018, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Number of Shares Issued
January 9, 2018	$22,577	612,670
Total	$22,577	612,670

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

As of January 31, 2018, we had cash on hand of $0.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $519,032 for the year ended January 31, 2018. We had a working capital deficit of $735,348 as of January 31, 2018. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2018 was $108,925.

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

Fiscal year ended January 31, 2018 compared to the fiscal year ended January 31, 2017.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $163,684 and $370,726 for the years ended January 31, 2018 and 2017, respectively. In 2018, the Company continued to engage in significant cost cutting.

Interest Expense

Interest expense decreased from $497,155 for the year ended January 31, 2017 to $355,348 for the year ended January 31, 2018. Interest expense for the year ended January 31, 2018 included amortization of discount on convertible notes payable in the amount of $317,256, compared to $444,743 for the comparable period of 2017. The remaining decrease is due to lower interest expense on our convertible promissory notes, as we had lower average balances in the current year.

Net Loss

We incurred a net loss of $519,032 for the year ended January 31, 2018 as compared to $867,881 for the comparable period of 2017. The decrease in the net loss was primarily the result cost cutting measures.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from convertible notes payable. We currently have negative working capital of $735,348.

As of January 31, 2018, we had $0 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2018 and 2017. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2018, the Company had a net loss of $519,032 and generated negative cash flow from operations in the amount of $108,925. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neutra Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neutra Corp. (the Company) as of January 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2014.

Houston, TX

May 1, 2018

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2018	January 31, 2017
ASSETS

CURRENT ASSETS
Deposits	$12,325	$—
Total current assets	12,325	—

TOTAL ASSETS	$12,325	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$458,480	$471,477
Accounts payable, related party	83,692	83,692
Advances payable	3,450	3,450
Bank overdraft	—	1,443
Current portion of convertible notes payable, net of discount of $224,861 and $112,323, respectively	146,708	54,385
Current portion of accrued interest payable	55,343	13,698
Total current liabilities	747,673	628,145

Convertible notes payable - non-current, net of discount of $50,800 and $278,882, respectively	17,185	28,815
Accrued interest payable	11,939	18,596
TOTAL LIABILITIES	776,797	675,556

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 6,839,274 and 2,981,660 shares issued and outstanding at January 31, 2018 and January 31, 2017, respectively	6,839	2,982
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares and 1,000,000 shares issued or outstanding at January 31, 2018 and January 31, 2017, respectively	1,000	1,000
Additional paid-in capital	5,661,911	5,235,652
Common stock payable	—	—
Accumulated deficit	(6,434,222)	(5,915,190)
Total stockholders’ deficit	(764,472)	(675,556)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,325	$—

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2018	2017

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	163,684	370,726

LOSS FROM OPERATIONS	(163,684)	(370,726)

OTHER INCOME (EXPENSE)
Interest expense	(355,348)	(497,155)
Total other income (expense)	(355,348)	(497,155)

NET LOSS	$(519,032)	$(867,881)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.10)	$(0.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	5,262,147	2,140,377

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2016	1,722,472	$1,722	1,000,000	$1,000	$4,619,288	$(5,047,309)	$(425,299)

Common stock issued for debt conversion	1,259,188	1,260	—	—	264,225	—	265,485
Discount on issuance of convertible note payable	—	—	—	—	207,887	—	207,887
Amortization of discount on extinguishment of convertible note payable	—	—	—	—	144,252	—	144,252
Net Loss	—	—	—	—	—	(867,881)	(867,881)

BALANCE, January 31, 2017	2,981,660	$2,982	1,000,000	$1,000	$5,235,652	$(5,915,190)	$(675,556)

Common stock issued for debt conversion	3,857,614	3,857	—	—	241,333	—	245,190
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	184,926	—	184,926
Net Loss	—	—	—	—	—	(519,032)	(519,032)

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(519,032)	$(867,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	318,993	444,743

Changes in operating assets and liabilities:
Deposits	63,675	—
Accounts payable and accrued liabilities	(14,440)	122,720
Accounts payable, related party	—	36,385
Accrued interest payable	41,879	52,412
NET CASH USED IN OPERATING ACTIVITIES	(108,925)	(211,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	—	71,436
Proceeds from convertible notes payable	108,925	139,901
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,925	211,337

NET DECREASE IN CASH	—	(284)

CASH, at the beginning of the period	—	284

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$—	$67,986
Beneficial conversion discount on convertible note payable	$184,926	$199,697
Conversion of convertible notes payable	$245,190	$265,485
Deposit received for convertible note payable	$76,000	$—

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

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

Note 2. Going Concern

For the fiscal year ended January 31, 2018, the Company had a net loss of $519,032 and negative cash flow from operations of $108,925.  As of January 31, 2018, the Company has negative working capital of $735,348.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $0 at January 31, 2018 and 2017.

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

Deposits

Deposits represent cash on deposit with the Company’s attorney.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2018 and 2016.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2018 and 2016, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2018 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of January 31, 2018 and January 31, 2017.

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

Note 4. Related Party Transactions

During the year ended January 31, 2018, we incurred salary expense of $78,000 related to services provided by our CEO Christopher Brown. We paid Mr. Brown $78,000 in salary during the year ended January 31, 2018. As of January 31, 2018, we owe Mr. Brown an additional $83,692, which is recorded on the balance sheet in “Accounts Payable – Related Party”.

As of January 31, 2017, the Company owed Christopher Brown, our CEO, $83,692 for services.

Note 5. Advances

As of January 31, 2018 and 2017, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2018.

The statutory tax rate for the years ended January 21, 2018 and 2017 was 35%. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2018 and 2016 are as follows.

	2018	2017
Tax benefit at U.S. statutory rate	$181,661	$303,734
less: amortization of beneficial conversion feature	(111,648)	(155,660)
less: valuation allowance	(70,013)	(148,074)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $2,065,820.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2018 and 2017:

	January 31, 2018	January 31, 2017
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share, in default	72,640	73,940
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price, in default	1,217	1,217
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	16,551
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	75,000
Convertible note, dated September 6, 2017, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	18,000	—
Convertible note, dated September 6, 2017, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	40,000	—
Total convertible notes payable	$439,554	$474,405
Less: current portion of convertible notes payable	(371,569)	(166,708)
Less: discount on noncurrent convertible notes payable	(50,800)	(278,882)
Convertible notes payable - non-current, net of discount	$17,185	$28,815

Current portion of convertible notes payable	$371,569	$166,708
Less: discount on current convertible notes payable	(224,861)	(112,323)
Convertible notes payable, net of discount	$146,708	$54,385

Issuance of Convertible Promissory Notes

During the year ended January 31, 2018 and 2017, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 14, 2016	March 14, 2017	8%	45% discount	$65,000
April 30, 2016	April 30, 2019	10%	60% discount	67,986
May 26, 2016	May 26, 2017	8%	45% discount	75,000
January 11, 2017	March 14, 2017	8%	45% discount	16,551
Total 2017				$224,537

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 9, 2017	March 14, 2017	8%	45% discount	$48,449
April 27, 2017	May 27, 2017	8%	45% discount	75,000
September 9, 2017	September 9, 2018	8%	45% discount	40,000
December 14, 2017	December 14, 2018	8%	45% discount	40,000
Total 2018				$203,449

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, each of the above notes was fully discounted with a beneficial conversion discount o the date of issuance. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the years ended January 31, 2018 and 2017, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $184,926 and $143,413, respectively.

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

On the same date we issued a second note (the “back-end note”) in the amount of $40,000 in exchange for a note receivable in the same amount. The back-end note matures on September 9, 2018. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.000055. The Company received the proceeds of this note on December 7, 2017.

Conversions to Common Stock

During the year ended January 31, 2018, the holders of our convertible promissory notes converted $245,190 of principal and accrued interest into 3,857,614 shares of our common stock. During year ended January 31, 2017, the holders of our convertible promissory notes converted $265,485 of principal and accrued interest into 1,259,188 shares of our common stock.

See Note 9 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 8. Shareholders’ Equity

Conversions to common stock

During the year ended January 31, 2018, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 13, 2017	$16,619	151,085
February 22, 2017	25,066	227,870
March 6, 2017	23,629	214,807
March 21, 2017	12,784	102,168
March 30, 2017	21,346	170,595
April 7, 2017	10,690	92,558
April 20, 2017	35,372	321,567
May 22, 2017	10,055	130,582
May 30, 2017	650	65,000
June 2, 2017	10,079	160,748
June 2, 2017	650	65,000
June 13, 2017	11,113	202,060
June 30, 2017	10,140	290,344
July 12, 2017	10,167	308,078
July 25, 2017	13,254	401,624
August 8, 2017	11,000	340,858
January 9, 2018	22,576	612,670
Total	$245,190	3,857,614

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

Note 9. Subsequent Events

On February 6, 2018, the Company issued a convertible promissory note for $150,000 and received proceeds of $142,500. The note bears interest at 8% per year and matures on November 6, 2018. The note is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.000055.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2018 and 2017.

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

As of January 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; lack of a formal written policy for the approval, identification and authorization of related party transactions; and management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2018.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Christopher Brown 400 South 4th Street, Suite 500 Las Vegas, Nevada 89101	45	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Brown	2018	78,000	—	—	—	—	—	—	78,000
CEO and chairman	2017	100,577	—	—	—	—	—	—	100,577
of the board	2016	69,615	—	—	—	—	—	—	69,615

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2018

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Christopher Brown	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2018 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of April 24, 2018, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2018 and 2017:

	2018	2017
Audit Fees	$12,000	$12,000

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$12,000	12,000

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

Neutra Corp.

Date: May 1, 2018	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director