Form 10-Q
period 2018-04-30
NEUTRA CORP.
filed 2018-06-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 13, 2018, 7,182,983 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2018	January 31, 2018
ASSETS

CURRENT ASSETS
Deposits	$92,979	$12,325
Total current assets	92,979	12,325

TOTAL ASSETS	$92,979	$12,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$458,480	$458,480
Accounts payable to related party	83,692	83,692
Advances payable	3,450	3,450
Current portion of convertible notes payable, net of discount of $368,853 and $224,861, respectively	202,701	146,708
Current portion of accrued interest payable	79,568	55,343
Total current liabilities	827,891	747,673

Convertible notes payable, net of discount of $0 and $50,800, respectively	—	17,185
Accrued interest payable	—	11,939
TOTAL LIABILITIES	827,891	776,797

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 7,182,983 and 6,839,274 shares issued and outstanding at April 30, 2018 and January 31, 2018, respectively	7,183	6,839
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at April 30, 2018 and January 31, 2018, respectively	1,000	1,000
Additional paid-in capital	5,822,971	5,661,911
Accumulated deficit	(6,566,066)	(6,434,222)
Total stockholders’ deficit	(734,912)	(764,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$92,979	$12,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2018	2017

REVENUE	$2,006	$—

OPERATING EXPENSES
General and administrative expenses	63,852	55,904

LOSS FROM OPERATIONS	(61,846)	(55,904)

OTHER INCOME (EXPENSE)
Interest expense	(69,998)	(154,108)
Total other income (expense)	(69,998)	(154,108)

NET LOSS	$(131,844)	$(210,012)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	6,854,722	3,580,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued for debt conversion	343,709	344	—	—	18,560	—	18,904
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	142,500	—	142,500
Net loss	—	—	—	—	—	(131,844)	(131,844)

BALANCE, April 30, 2018	7,182,983	$7,183	1,000,000	$1,000	$5,822,971	$(6,566,066)	$(734,912)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(131,844)	$(210,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	56,808	143,413

Changes in operating assets and liabilities:
Deposits	(80,654)	—
Accounts payable and accrued liabilities	—	(51,234)
Accounts payable to related party	—	36,892
Accrued interest payable	13,190	10,695
NET CASH USED IN OPERATING ACTIVITIES	(142,500)	(70,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	142,500	114,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	142,500	114,449

NET INCREASE (DECREASE) IN CASH	—	44,203

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$44,203

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$142,500	$108,926
Conversion of convertible notes payable.	$18,904	$145,506

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

We have generated limited revenues to date and our activities have been primarily focused on developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended April 30, 2018, we had a net loss of $131,844 and negative cash flow from operating activities of $142,500. As of April 30, 2018, we had negative working capital of $734,912. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2018 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended April 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2019.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended April 30, 2018 and 2017, or the year ended January 31, 2018.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of April 30, 2018 and January 31, 2018, the Company had amounts on deposit with its attorney in the amount of $92,979 and $12,325, respectively.

Note 5. Related Party Transactions

During the three months ended April 30, 2018, we incurred salary expense of $22,500 related to services provided by our CEO Christopher Brown. We paid Mr. Brown $22,500 in salary during the three months ended April 30, 2018. As of April 30, 2018, we owe Mr. Brown $89,200, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

Note 6. Advances

As of April 30, 2018 and January 31, 2018, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of April 30, 2018 and January 31, 2018:

	April 30, 2018	January 31, 2018
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share, in default	72,640	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price, in default	1,217	1,217
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated September 6, 2017, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	18,000
Convertible note, dated September 6, 2017, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	40,000	40,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	150,000	—
Total convertible notes payable	$571,554	$439,554
Less: current portion of convertible notes payable	(571,554)	(371,569)
Less: discount on noncurrent convertible notes payable	—	(50,800)
Convertible notes payable - non-current, net of discount	$—	$17,185

Current portion of convertible notes payable	$571,554	$371,569
Less: discount on current convertible notes payable	(368,853)	(224,861)
Convertible notes payable, net of discount	$202,701	$146,708

Issuance of Convertible Promissory Notes

During the three months ended April 30, 2018 and 2017, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 6, 2018	November 6, 2018	8%	45% discount	$150,000

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 14, 2016	March 14, 2017	8%	55% discount	$65,000
April 30, 2016	April 30, 2019	10%	60% discount	67,986

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, each of the above notes was fully discounted with a beneficial conversion discount o the date of issuance. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the three months ended January 31, 2018 and 2017, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $56,808 and $143,413, respectively.

Convertible Promissory Notes Issued for Cash

On February 6, 2018, we issued a convertible promissory note to a third party for cash. The note (the “front-end note”) was in the amount of $150,000, and it matures on November 6, 2018. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $142,500 on February 6, 2018. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

Conversions to Common Stock

During three months ended April 30, 2017, the holders of our convertible promissory notes converted $145,506 of principal and accrued interest into 1,280,650 shares of our common stock. See Note 8. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

During three months ended April 30, 2018, the holders of our convertible promissory notes converted $18,904 of principal and accrued interest into 343,709 shares of our common stock. See Note 8. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 8. Stockholders’ Equity

Conversions to common stock

During three months ended April 30, 2018, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 26, 2018	$18,904	373,709
Total	$18,904	373,709

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

Note 9. Subsequent Events

No events have occurred subsequent to April 30, 2018 which would require disclosure in these financial statements.

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

On January 23, 2018, we entered into an agreement with Artillery Labs to sell and market natural nutraceuticals online. The objective of this agreement is for the Company to have its own line of all natural and legal CBD products for sale through Artillery Labs’ online sales infrastructure. Under the terms of the agreement, Artillery Labs will be paid $25,000 upon the successful marketing launch of a product.

We have generated limited revenues to date and our activities have been primarily limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2018 on Form 10-K.

Results of Operations

Three months ended April 30, 2018 compared to the three months ended April 30, 2017.

Revenue

We recognized revenue of $2,006 for the three months ended April 30, 2018 related to our agreement with Artillery.

General and Administrative Expenses

We recognized general and administrative expenses of $63,852 and $55,904 for the three months ended April 30, 2018 and 2017, respectively. The increase is primarily due to increased professional fees related to the preparation and filing of the Form S-1.

Interest Expense

Interest expense decreased from $154,108 for the three months ended April 30, 2017 to $69,998 for the three months ended April 30, 2018. During the three months ended April 30, 2018, we amortized $56,808 of the discount on our convertible notes, compared to $143,413 for the comparable period of 2017. This was driven by fewer conversions of our convertible notes payable into common stock. The remaining change is due to interest expense on our convertible promissory notes.

Net Loss

We incurred a net loss of $131,844 for three months ended April 30, 2018 as compared to $210,012 for the comparable period of 2017. The decreased net loss is due to the decrease in interest expense and increase in revenue partially offset by the increase in general and administrative expense.

Liquidity and Capital Resources

At April 30, 2018, we had cash on hand of $0. We have negative working capital of $734,912 . Net cash used in operating activities for the nine months ended April 30, 2018 was $142,500. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2018, we issued 373,709 shares on conversion of a convertible note payable in the amount of $18,904.

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

Neutra Corp.

Date: June 14, 2018	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director