Form 10-Q
period 2018-07-31
NEUTRA CORP.
filed 2018-09-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 13, 2018, 7,182,983 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2018	January 31, 2018
ASSETS

CURRENT ASSETS
Deposits	$30,630	$12,325
Total current assets	30,630	12,325

TOTAL ASSETS	$30,630	$12,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$458,480	$458,480
Accounts payable to related party	83,692	83,692
Advances payable	3,450	3,450
Current portion of convertible notes payable, in default	181,843	141,843
Current portion of convertible notes payable, net of discount of $306,152 and $224,861, respectively	83,559	4,865
Current portion of accrued interest payable	92,985	55,343
Total current liabilities	904,009	747,673

Convertible notes payable, net of discount of $0 and $50,800, respectively	—	17,185
Accrued interest payable	—	11,939
TOTAL LIABILITIES	904,009	776,797

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 7,182,983 and 6,839,274 shares issued and outstanding at July 31, 2018 and January 31, 2018, respectively	7,183	6,839
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at July 31, 2018 and January 31, 2018, respectively	1,000	1,000
Additional paid-in capital	5,822,971	5,661,911
Accumulated deficit	(6,704,533)	(6,434,222)
Total stockholders’ deficit	(873,379)	(764,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,630	$12,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017

REVENUE	$2,006	$—	$—	$—

OPERATING EXPENSES
General and administrative	126,201	90,443	62,349	34,539

LOSS FROM OPERATIONS	(124,195)	(90,443)	(62,349)	(34,539)

OTHER INCOME (EXPENSE)
Interest expense	(146,116)	(273,698)	(76,118)	(119,590)
Total other income (expense)	(146,116)	(273,698)	(76,118)	(119,590)

NET LOSS	$(270,311)	$(364,141)	$(138,467)	$(154,129)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.04)	$(0.09)	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	7,021,573	4,222,302	7,182,983	4,843,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued for debt conversion	343,709	344	—	—	18,560	—	18,904
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	142,500	—	142,500
Net loss	—	—	—	—	—	(270,311)	(270,311)

BALANCE, July 31, 2018	7,182,983	$7,183	1,000,000	$1,000	$5,822,971	$(6,704,533)	$(873,379)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(270,311)	$(364,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	119,509	251,185

Changes in operating assets and liabilities:
Deposits	(18,305)	(10,293)
Accounts payable and accrued liabilities	—	(52,605)
Accounts payable to related party	—	38,892
Accrued interest payable	26,607	22,513
NET CASH USED IN OPERATING ACTIVITIES	(142,500)	(114,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	142,500	114,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	142,500	114,449

NET INCREASE (DECREASE) IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$142,500	$108,926
Conversion of convertible notes payable.	$18,904	$211,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 30, 2018

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended July 31, 2018, we had a net loss of $270,311 and negative cash flow from operating activities of $142,500. As of July 31, 2018, we had negative working capital of $873,379. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the six-month period ended July 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2019.

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

Note 4. Related Party Transactions

During the six months ended July 31, 2018, we incurred salary expense of $54,500 related to services provided by our CEO Christopher Brown. We paid Mr. Brown $54,500 in salary during the six months ended July 31, 2018. As of July 31, 2018, we owe Mr. Brown $89,200, which is recorded on the balance sheet in “Accounts Payable - Related Party.”

Note 5. Advances

As of July 31, 2018 and January 31, 2018, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible notes payable consists of the following as of July 31, 2018 and January 31, 2018:

	July 31, 2018	January 31, 2018
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, maturing on July 31, 2017 and convertible into shares of common stock at $0.01 per share, in default	72,640	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price, in default	1,217	1,217
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated September 6, 2016, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	18,000
Convertible note, dated September 6, 2016, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	40,000	40,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	150,000	—
Total convertible notes payable	$571,554	$439,554
Less: current portion of convertible notes payable	(571,554)	(371,569)
Less: discount on noncurrent convertible notes payable	—	(50,800)
Convertible notes payable - non-current, net of discount	$—	$17,185

Current portion of convertible notes payable	$571,554	$371,569
Less: discount on current convertible notes payable	(306,152)	(224,861)
Convertible notes payable, net of discount	$265,402	$146,708

Issuance of Convertible Promissory Notes

During the six months ended July 31, 2018 and 2017, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 6, 2018	November 6, 2018	8%	45% discount	$150,000

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
March 14, 2016	March 14, 2017	8%	55% discount	$65,000
April 30, 2016	April 30, 2019	10%	60% discount	67,986

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, each of the above notes was fully discounted with a beneficial conversion discount o the date of issuance. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the six months ended July 31, 2018 and 2017, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $119,509 and $251,185, respectively.

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

Conversions to Common Stock

During six months ended July 31, 2017, the holders of our convertible promissory notes converted $211,615 of principal and accrued interest into 2,904,086 shares of our common stock. See Note 7. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

During six months ended July 31, 2018, the holders of our convertible promissory notes converted $18,904 of principal and accrued interest into 343,709 shares of our common stock. See Note 7. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 7. Stockholders’ Equity

Conversions to common stock

During six months ended July 31, 2018, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

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

Note 8. Subsequent Events

No events have occurred subsequent to July 31, 2018 which would require disclosure in these financial statements.

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

Results of Operations

Six months ended July 31, 2018 compared to the six months ended July 31, 2017.

Revenue

We recognized revenue of $2,006 for the six months ended July 31, 2018 related to our agreement with Artillery.

General and Administrative Expenses

We recognized general and administrative expenses of $126,201 and $90,443 for the six months ended July 31, 2018 and 2017, respectively. The increase is primarily due to increased professional fees related to the preparation and filing of the Form S-1.

Interest Expense

Interest expense decreased from $273,698 for the six months ended July 31, 2017 to $146,116 for the six months ended July 31, 2018. During the six months ended July 31, 2018, we amortized $119,509 of the discount on our convertible notes, compared to $251,185 for the comparable period of 2017. This was driven by fewer conversions of our convertible notes payable into common stock. The remaining interest expense of $26,607 and $22,513 for the six months ended July 31, 2018 and 2017, respectively, is related to the stated interest on our convertible promissory notes.

Net Loss

We incurred a net loss of $270,311 for six months ended July 31, 2018 as compared to $364,141 for the comparable period of 2017. The decreased net loss is due to the decrease in interest expense and increase in revenue partially offset by the increase in general and administrative expense.

Three months ended July 31, 2018 compared to the three months ended July 31, 2017.

General and Administrative Expenses

We recognized general and administrative expenses of $62,349 and $34,539 for the three months ended July 31, 2018 and 2017, respectively. The increase is primarily due to increased professional fees related to the preparation and filing of the Form S-1.

Interest Expense

Interest expense decreased from $119,590 for the three months ended July 31, 2017 to $76,118 for the three months ended July 31, 2018. During the three months ended July 31, 2018, we amortized $62,701 of the discount on our convertible notes, compared to $109,772 for the comparable period of 2017. This was driven by fewer conversions of our convertible notes payable into common stock. The remaining interest expense of $13,417 and $9,818 for the three months ended July 31, 2018 and 2017, respectively, is related to the stated interest on our convertible promissory notes.

Net Loss

We incurred a net loss of $138,467 for six months ended July 31, 2018 as compared to $154,129 for the comparable period of 2017. The decreased net loss is due to the decrease in interest expense partially offset by the increase in general and administrative expense.

At July 31, 2018, we had cash on hand of $0. We have negative working capital of $873,379. Net cash used in operating activities for the six months ended July 31, 2018 was $142,500. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of July 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of July 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of July 31, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Neutra Corp.

Date: September 14, 2018	BY: /s/ Christopher Brown
Christopher Brown
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director