Form 10-Q
period 2018-10-31
NEUTRA CORP.
filed 2018-12-17
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 14, 2018, 32,181,584 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2018	January 31, 2018
ASSETS

CURRENT ASSETS
Deposits	$110,929	$12,325
Total current assets	110,929	12,325

TOTAL ASSETS	$110,929	$12,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$458,480	$458,480
Accounts payable to related party	83,692	83,692
Advances payable	3,450	3,450
Current portion of convertible notes payable, in default	230,833	—
Current portion of convertible notes payable, net of discount of $333,832 and $224,861, respectively	102,889	146,708
Current portion of accrued interest payable	103,406	55,343
Total current liabilities	982,750	747,673

Convertible notes payable, net of discount of $0 and $50,800, respectively	—	17,185
Accrued interest payable	—	11,939
TOTAL LIABILITIES	982,750	776,797

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 28,791,079 and 6,839,274 shares issued and outstanding at October 31, 2018 and January 31, 2018, respectively	28,791	6,839
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued or outstanding at October 31, 2018 and January 31, 2018, respectively	1,000	1,000
Additional paid-in capital	7,516,358	5,661,911
Accumulated deficit	(8,417,970)	(6,434,222)
Total stockholders’ deficit	(871,821)	(764,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,929	$12,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2018	2017	2018	2017

REVENUE	$2,006	$—	$—	$—

OPERATING EXPENSES
General and administrative	1,633,387	116,285	1,507,186	25,842

LOSS FROM OPERATIONS	(1,631,381)	(116,285)	(1,507,186)	(25,842)

OTHER INCOME (EXPENSE)
Interest expense	(352,367)	(302,288)	(206,251)	(28,590)
Total other income (expense)	(352,367)	(302,288)	(206,251)	(28,590)

NET LOSS	$(1,983,748)	$(418,573)	$(1,713,437)	$(54,432)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.21)	$(0.09)	$(0.12)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	9,303,902	4,887,756	13,794,138	6,196,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2017	2,981,660	$2,982	1,000,000	$1,000	$5,235,652	$(5,915,190)	$(675,556)

Common stock issued for debt conversion	3,857,614	3,857	—	—	241,333	—	245,190
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	184,926	—	184,926
Net loss	—	—	—	—	—	(519,032)	(519,032)

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued for debt conversion	1,951,805	1,952	—	—	73,447	—	75,399
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	337,000	—	337,000
Common stock issued to CEO for services	20,000,000	20,000	—	—	1,444,000	—	1,464,000
Net loss	—	—	—	—	—	(1,983,748)	(1,983,748)

BALANCE, October 31, 2018	28,791,079	$28,791	1,000,000	$1,000	$7,516,358	$(8,417,970)	$(871,821)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,983,748)	$(418,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	298,567	269,595
Issuance of common stock to CEO for services	1,464,000	—

Changes in operating assets and liabilities:
Deposits	(98,604)	15,550
Accounts payable and accrued liabilities	—	(52,604)
Accounts payable to related party	—	38,892
Accrued interest payable	37,785	38,215
NET CASH USED IN OPERATING ACTIVITIES	(282,000)	(108,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	337,000	108,925
Repayments of convertible notes payable	(55,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	282,000	108,925

NET INCREASE (DECREASE) IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$337,000	$146,926
Conversion of convertible notes payable.	$75,399	$222,615
Deposit received for convertible note payable	$—	$38,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended October 31, 2018, we had a net loss of $1,983,748 and negative cash flow from operating activities of $282,000. As of October 31, 2018, we had negative working capital of $871,821. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine-month period ended October 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2019.

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

Note 4. Related Party Transactions

During the nine months ended October 31, 2018, we incurred salary expense of $61,000 related to services provided by our former CEO Christopher Brown. We paid Mr. Brown $61,000 in salary during the nine months ended October 31, 2018. As of October 31, 2018, we owe Mr. Brown $89,200, which is recorded on the balance sheet in “Accounts Payable - Related Party.”

During the nine months ended October 31, 2018, we incurred and paid salary expense of $7,500 related to services provided by our current CEO Sydney Jim. Additionally, on October 2, 2018, we issued 20,000,000 shares of common stock to Mr. Jim for services. The shares were valued at $1,464,000 based on the fair market value of the stock on the date of issuance.

Note 5. Advances

As of October 31, 2018 and January 31, 2018, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2018 and January 31, 2018:

	October 31, 2018	January 31, 2018
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2017 and convertible into shares of common stock at $0.01 per share, in default	72,640	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, maturing on October 31, 2018 and convertible into shares of common stock at $0.50 per share	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, maturing on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, maturing on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price, in default	1,217	1,217
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, maturing on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated September 6, 2016, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	18,000
Convertible note, dated September 6, 2016, bearing interest at 8% per annum, maturing September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	—	40,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	150,000	—
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	136,000	—
Convertible note, dated October 10, 2018, bearing interest at 8% per annum, maturing July 17, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to conversion	—	—
Total convertible notes payable	$517,554	$439,554
Less: current portion of convertible notes payable	(517,554)	(371,569)
Less: discount on noncurrent convertible notes payable	—	(50,800)
Convertible notes payable - non-current, net of discount	$—	$17,185

Current portion of convertible notes payable	$517,554	$371,569
Less: discount on current convertible notes payable	(333,832)	(224,861)
Convertible notes payable, net of discount	$333,722	$146,708

Issuance of Convertible Promissory Notes

During the nine months ended October 31, 2018 and 2017, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 6, 2018	November 6, 2018	8%	45% discount	$150,000
October 10, 2018	July 17, 2019	8%	39% discount	$55,000
October 23, 2018	October 23, 2019	8%	45% discount	$150,000

Date Issued/Funded	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 9, 2017	March 14, 2017	8%	45% discount	$48,449
April 27, 2017	May 27, 2017	8%	45% discount	$75,000
September 9, 2017	September 9, 2018	8%	45% discount	$40,000

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, each of the above notes was fully discounted with a beneficial conversion discount on the date of issuance. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the nine months ended October 31, 2018 and 2017, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $298,567 and $269,595, respectively.

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

On October 10, 2018, we issued a convertible promissory note to a third party for cash received of $52,000. The note was in the amount of $55,000, and it matures on July 17, 2019. The note bears interest at 8% per year and is convertible into shares of our common stock at a 39% discount to our lowest trading price over the preceding 15 days.

On October 23, 2018, we issued a convertible promissory note to the same third party for cash. The note (the “back-end note”) was in the amount of $150,000, and it matures on October 23, 2019. The note bears interest at 8% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $142,500 on October 23, 2018. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

Repayment of Convertible Promissory Note Issued for Cash

On October 10, 2018, we issued a convertible promissory note to a third party for cash received of $52,000. The note was in the amount of $55,000, and it matures on July 17, 2019. The note bears interest at 8% per year and is convertible into shares of our common stock at a 39% discount to our lowest trading price over the preceding 15 days.

This note was paid in full on October 31, 2018 with a payment of $63,514 including principal, accrued interest and prepayment penalties.

Conversions to Common Stock

During nine months ended October 31, 2017, the holders of our convertible promissory notes converted $222,615 of principal and accrued interest into 3,244,944 shares of our common stock. See Note 7. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

During nine months ended October 31, 2018, the holders of our convertible promissory notes converted $75,399 of principal and accrued interest into 1,951,805 shares of our common stock. See Note 7. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 7. Stockholders’ Equity

On October 2, 2018, we issued 20,000,000 shares of common stock to Mr. Jim for services. The shares were valued at $1,464,000 based on the fair market value of the stock on the date of the employment agreement.

Conversions to common stock

During nine months ended October 31, 2018, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 26, 2018	$18,904	343,709
September 12, 2018	21,209	550,094
September 28, 2018	21,280	552,727
October 25, 2018	14,006	505,275
Total	$75,399	1,951,805

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

Note 8. Subsequent Events

On November 5, 2018, the Company issued 965,252 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $11,000.

On November 29, 2018, the Company issued 2,425,253 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $26,678.

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

Results of Operations

Nine months ended October 31, 2018 compared to the nine months ended October 31, 2017.

Revenue

We recognized revenue of $2,006 for the nine months ended October 31, 2018 related to our agreement with Artillery.

General and Administrative Expenses

We recognized general and administrative expenses of $1,633,387 and $116,285 for the nine months ended October 31, 2018 and 2017, respectively. The increase is primarily due to increased stock compensation expense related to our issuance of 20,000,000 shares to our CEO valued at $1,464,000 and professional fees related to the preparation and filing of the Form S-1.

Interest Expense

Interest expense increased from $302,288 for the nine months ended October 31, 2017 to $352,367 for the nine months ended October 31, 2018. During the nine months ended October 31, 2018, we amortized $298,567 of the discount on our convertible notes, compared to $269,595 for the comparable period of 2017. This was driven by fewer conversions of our convertible notes payable into common stock. The remaining interest expense of $53,800 and $32,693 for the nine months ended October 31, 2018 and 2017, respectively, is related to the stated interest on our convertible promissory notes and prepayment penalties on the repayment of our convertible note payable in the amount of $55,000.

Net Loss

We incurred a net loss of $1,983,748 for nine months ended October 31, 2018 as compared to $418,573 for the comparable period of 2017. The increased net loss is due to the increase in general and administrative expenses and interest expense

Three months ended October 31, 2018 compared to the three months ended October 31, 2017.

General and Administrative Expenses

We recognized general and administrative expenses of $1,507,186 and $25,842 for the three months ended October 31, 2018 and 2017, respectively. The increase is primarily due to stock compensation expense related to our issuance of 20,000,000 shares to our CEO valued at $1,464,000 and increased professional fees related to the preparation and filing of the Form S-1.

Interest Expense

Interest expense increased from $28,590 for the three months ended October 31, 2017 to $206,251 for the three months ended October 31, 2018. During the three months ended October 31, 2018, we amortized $62,701 of the discount on our convertible notes, compared to $109,772 for the comparable period of 2017. This was driven by fewer conversions of our convertible notes payable into common stock. The remaining interest expense of $13,417 and $9,818 for the three months ended October 31, 2018 and 2017, respectively, is related to the stated interest on our convertible promissory notes.

Net Loss

We incurred a net loss of $1,713,437 for three months ended October 31, 2018 as compared to $54,432 for the comparable period of 2017. The increased net loss is due to the increase in general and administrative expense and interest expense.

At October 31, 2018, we had cash on hand of $0. We have negative working capital of $871,821. Net cash used in operating activities for the nine months ended October 31, 2018 was $282,000. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of October 31, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended October 31, 2018, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
September 12, 2018	$21,209	550,094
September 28, 2018	21,280	552,727
October 25, 2018	14,006	505,275
Total	$56,495	1,608,096

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

Neutra Corp.

Date: December 17, 2018	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director