Form 10-K
period 2019-01-31
NEUTRA CORP.
filed 2019-05-01
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

or

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55077

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-793-4121

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock $0.001 par value	OTC Markets QB

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

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2018 was $790,128.

There were 40,527,668 shares of the Registrant’s common stock outstanding as of May 1, 2019.

NEUTRA CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

Employees and Employment Agreements

Our CEO is our sole employee.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas 77478. Our telephone number is 702-793-4121.

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

Holders

As of the date of this filing, there were nine holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on April 26, 2019, as quoted by OTC Markets Group, Inc., was $0.01. There were 34,126,328 shares of common stock issued and outstanding as of January 31, 2019. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2019, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2019.

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

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2019, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Number of Shares Issued
November 5, 2018	$26,545	965,252
November 29, 2018	26,678	2,435,253
January 23, 2019	23,745	1,944,744
Total	$76,968	5,335,249

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

As of January 31, 2019, we had cash on hand of $0.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $2,429,465 for the year ended January 31, 2019. We had a working capital deficit of $1,105,570 as of January 31, 2019. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2019 was $417,000.

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

Fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $1,709,280 and $163,684 for the years ended January 31, 2019 and 2018, respectively. General and administrative expenses for the year ended January 31, 2019 include expense for common stock valued at $1,464,000 issued to our CEO.

Interest Expense

Interest expense increased from $355,348 for the year ended January 31, 2018 to $720,750 for the year ended January 31, 2019. Interest expense for the year ended January 31, 2019 included amortization of discount on convertible notes payable in the amount of $624,359, compared to $318,993 for the comparable period of 2018. The remaining increase is due to higher interest expense on our convertible promissory notes, as we had lower average balances in the current year.

Other Income

During the year ended January 31, 2019, we recognized other income of $565 related to an agreement with Artillery. We received income of $2,006 and had associated costs of $1,441.

Net Loss

We incurred a net loss of $2,429,465 for the year ended January 31, 2019 as compared to $519,032 for the comparable period of 2018. The increase in the net loss was primarily the result of higher interest expense and higher general and administrative expense as discussed above.

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

We raised the cash amounts to be used in these activities from convertible notes payable. We currently have negative working capital of $1,105,570.

As of January 31, 2019, we had $0 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2019 and 2018. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2019, the Company had a net loss of $2,429,465 and generated negative cash flow from operations in the amount of $417,000. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neutra Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neutra Corp. (the Company) as of January 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Houston, TX

May 1, 2019

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2019	January 31, 2018
ASSETS

CURRENT ASSETS
Deposits	$163,596	$12,325
Total current assets	163,596	12,325

TOTAL ASSETS	$163,596	$12,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$458,481	$458,480
Accounts payable, related party	83,692	83,692
Advances payable	3,450	3,450
Bank overdraft	—	—
Convertible notes payable, in default	527,568	—
Current portion of convertible notes payable, net of discount of $147,302 and $224,861, respectively	61,684	146,708
Current portion of accrued interest payable	134,291	55,343
Total current liabilities	1,269,166	747,673

Convertible notes payable - non-current, net of discount of $— and $50,800, respectively	—	17,185
Accrued interest payable	—	11,939
TOTAL LIABILITIES	1,269,166	776,797

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 34,126,328 and 6,839,274 shares issued and outstanding at January 31, 2019 and January 31, 2018, respectively	34,126	6,839
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares and 1,000,000 shares issued or outstanding at January 31, 2019 and January 31, 2018, respectively	1,000	1,000
Additional paid-in capital	7,722,991	5,661,911
Accumulated deficit	(8,863,687)	(6,434,222)
Total stockholders’ deficit	(1,105,570)	(764,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$163,596	$12,325

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2019	2018

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	1,709,280	163,684

LOSS FROM OPERATIONS	(1,709,280)	(163,684)

OTHER INCOME (EXPENSE)
Interest expense	(720,750)	(355,348)
Other income	565	—
Total other income (expense)	(720,185)	(355,348)

NET LOSS	$(2,429,465)	$(519,032)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.16)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	14,907,042	5,262,147

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2017	2,981,660	$2,982	1,000,000	$1,000	$5,235,652	$(5,915,190)	$(675,556)

Common stock issued for debt conversion	3,857,614	3,857	—	—	241,333	—	245,190
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	184,926	—	184,926
Net loss	—	—	—	—	—	(519,032)	(519,032)

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued to a related party for services	20,000,000	20,000	—	—	1,444,000	—	1,464,000
Common stock issued for debt conversion	7,287,054	7,287	—	—	145,080	—	152,367
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	472,000	—	472,000
Net loss	—	—	—	—	—	(2,429,465)	(2,429,465)

BALANCE, January 31, 2019	34,126,328	$34,126	1,000,000	$1,000	$7,722,991	$(8,863,687)	$(1,105,570)

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2018	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,429,465)	$(519,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	624,359	318,993
Common stock issued for services	1,464,000	—

Changes in operating assets and liabilities:
Deposits	(151,271)	63,675
Accounts payable and accrued liabilities	—	(14,440)
Accrued interest payable	75,377	41,879
NET CASH USED IN OPERATING ACTIVITIES	(417,000)	(108,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	417,000	108,925
NET CASH PROVIDED BY FINANCING ACTIVITIES	417,000	108,925

NET DECREASE IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22,500	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$472,000	$184,926
Conversion of convertible notes payable and accrued interest	$152,367	$245,190
Deposit received for convertible note payable	$—	$76,000

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

Note 1. Background Information

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

Note 2. Going Concern

For the fiscal year ended January 31, 2019, the Company had a net loss of $2,429,465 and negative cash flow from operations of $417,000.  As of January 31, 2019, the Company has negative working capital of $1,105,570.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $0 at January 31, 2019 and 2018.

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

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2019 and 2018.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue Recognition

On February 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and the related guidance in ASC 340 40 (collectively, the new revenue standard) using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard. Results for reporting periods beginning after February 1, 2019 are presented under the new revenue standard. The comparative information has not been restated.

ASC 606 requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended January 31, 2019, the Company has not generated any revenue from contracts with customers.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2019 and 2018, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of January 31, 2019 and January 31, 2018.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU No. 2018-07 effective February 1, 2018. The adoption of this standard did not have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company adopted ASU No. 2018-05 effective February 1, 2018. The adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU No. 2017-09 effective February 1, 2018. The adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective February 1, 2018. The adoption of this standard did not have a material impact on its consolidated financial statements, because the Company does not have revenue from contracts with customers. The Company selected the modified retrospective method of adoption. No additional disclosures were required as a result of the adoption of this standard.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of the Update is not expected to have an impact on the Company’s financial position or results of operations. The Company is currently unable to determine the impact on its financial statement disclosures of the adoption of this new accounting pronouncement.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company currently does not have any goodwill. The adoption of ASU No. 2017-4 is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, ASC Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU is to be adopted using a modified retrospective approach. The Company plans to adopt this guidance effective February 1, 2019. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

Note 4. Related Party Transactions

During the years ended January 31, 2019 and 2018, we incurred salary expense of $76,000 and $78,000, respectively, related to services provided by our former CEO Christopher Brown. We paid Mr. Brown $76,000 and $78,000 in salary during the year ended January 31, 2019 and 2018, respectively. As of January 31, 2019, we owe Mr. Brown an additional $83,692, which is recorded on the balance sheet in “Accounts Payable – Related Party”.

During the year ended January 31, 2019, we incurred and paid salary expense of $41,667 to our CEO, Sydney Jim. On October 2, 2018, we issued 20,000,000 shares of common stock to Mr. Jim for services. The shares were valued at $1,464,000 based on the fair market value of the stock on the date of issuance.

Note 5. Advances

As of January 31, 2019 and 2018, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2019.

The statutory tax rate for the years ended January 31, 2019 and 2018 was 21% and 35%, respectively. The tax rate for fiscal year 2019 decreased as a result of the Tax Cuts and Jobs Act enacted for the 2018 tax year. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2019 and 2018 are as follows.

	2019	2018
Tax benefit at U.S. statutory rate	$510,188	$181,661
less: amortization of beneficial conversion feature	(131,115)	(111,648)
less: valuation allowance	(379,073)	(70,013)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $2,406,926 as of January 31, 2019.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2019 and 2018:

	January 31, 2019	January 31, 2018
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, matured on July 31, 2017 and convertible into shares of common stock at $0.01 per share, in default	72,640	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, matured on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price, in default	1,217	1,217
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated September 6, 2017, bearing interest at 8% per annum, matured on September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	18,000
Convertible note, dated September 6, 2017, bearing interest at 8% per annum, matured on September 6, 2017, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	40,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	78,000	—
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	136,000	—
Convertible note, dated October 10, 2018, bearing interest at 8% per annum, maturing July 17, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to conversion	—	—
Convertible note, dated November 1, 2018, bearing interest at 8% per annum, maturing August 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to conversion with a floor on the conversion price of $0.00005	103,000	—
Convertible note, dated December 31, 2018, bearing interest at 8% per annum, maturing October 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	38,000	—
Total convertible notes payable	$736,554	$439,554
Less: discount on current convertible notes payable	(147,302)	(224,861)
Less: convertible notes payable, in default	(527,568)	—
Current convertible notes payable, net of discount	$61,684	$146,708

Issuance of Convertible Promissory Notes

During the year ended January 31, 2019 and 2018, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 6, 2018	November 6, 2018	8%	45% discount	$150,000
October 10, 2018	July 17, 2019	8%	39% discount	55,000
October 23, 2018	October 23, 2019	8%	45% discount	150,000
November 1, 2018	August 15, 2019	8%	39% discount	103,000
December 31, 2018	October 15, 2019	8%	39% discount	38,000
Total 2019				$496,000

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 9, 2017	March 14, 2017	8%	45% discount	$48,449
April 27, 2017	May 27, 2017	8%	45% discount	75,000
September 9, 2017	September 9, 2018	8%	45% discount	40,000
December 14, 2017	December 14, 2018	8%	45% discount	40,000
Total 2018				$203,449

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, each of the above notes was fully discounted with a beneficial conversion discount o the date of issuance. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the years ended January 31, 2019 and 2018, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $626,097 and $318,993, respectively.

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

On November 1, 2018, we issued a convertible promissory note to the same third party for cash proceeds of $100,000. The note is in the principal amount of $103,000, and it matures on August 15, 2019. The note bears interest at 8% per year and is convertible into shares of our common stock at a 39% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $100,000 on November 1, 2018. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

On December 31, 2018, we issued a convertible promissory note to the same third party for cash proceeds of $35,000. The note is in the principal amount of $38,000, and it matures on October 15, 2019. The note bears interest at 8% per year and is convertible into shares of our common stock at a 39% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $35,000 on December 31, 2018. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

Conversions to Common Stock

During the year ended January 31, 2019, the holders of our convertible promissory notes converted $152,637 of principal and accrued interest into 7,287,054 shares of our common stock. During year ended January 31, 2018, the holders of our convertible promissory notes converted $245,190 of principal and accrued interest into 3,857,614 shares of our common stock.

See Note 8 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 8. Shareholders’ Equity

Common stock issued for services

On October 2, 2018, we issued 20,000,000 shares of common stock to Mr. Jim for services. The shares were valued at $1,464,000 based on the fair market value of the stock on the date of issuance.

Conversions to common stock

During the year ended January 31, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 26, 2018	$18,904	343,709
September 12, 2018	21,209	550,094
September 28, 2018	21,280	552,727
October 25, 2018	14,006	505,275
November 5, 2018	26,545	965,252
November 29, 2018	26,678	2,425,253
January 23, 2019	23,745	1,944,744
Total	$152,367	7,287,054

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

Note 9. Subsequent Event

On February 20, 2019, the Company issued 981,959 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $10,856.

On March 7, 2019, the Company issued 989,899 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $10,889.

On March 28, 2019, the Company issued 1,060,417 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $8,748.

On April 9, 2019, the Company issued 1,326,599 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $7,296.

On April 30, 2019, the Company issued 2,042,466 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $11.009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2019 and 2018.

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

As of January 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; lack of a formal written policy for the approval, identification and authorization of related party transactions; and management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2019.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Sydney Jim 54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas 77478	35	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

Mr. Jim was appointed as CEO and a member of the board of directors on September 26, 2018.

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2019, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Brown	2019	78,000	—	—	—	—	—	—	78,000
Former CEO and	2018	78,000	—	—	—	—	—	—	78,000
chairman	2017	100,577	—	—	—	—	—	—	100,577

Sydney Jim	2019	76,000	—	1,464,000	—	—	—	—	1,540,000
CEO and chairman
of the board

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2019 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Boxcar Transportation Corp. (1)	86,990	< 1%
65 East Street, House No. 35
Panama City, Panama

Sydney Jim, CEO	20,000,000	59%

All directors and executive officers as a group (1) person.	20,000,000	59%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2019 and 2018:

	2019	2018
Audit Fees	$18,600	$12,000

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$18,600	12,000

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

Neutra Corp.

Date: May 1, 2019	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director