Form 10-K/A
period 2019-01-31
NEUTRA CORP.
filed 2019-05-06
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 31, 2019 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-K for the year ended January 31, 2019, filed with the Securities and Exchange Commission on May 1, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL Interactive Data (3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.

(2)	Previously filed or furnished with original Annual Report on Form 10-K for January 31, 2019 filed with the Securities and Exchange Commission on May 1, 2019.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: May 6, 2019	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director