Form 10-Q
period 2019-04-30
NEUTRA CORP.
filed 2019-06-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes  [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 11, 2019, 57,214,486 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2019	January 31, 2019
ASSETS

CURRENT ASSETS
Deposits	$105,816	$163,596
Total current assets	105,816	163,596

TOTAL ASSETS	$105,816	$163,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$428,759	$458,481
Accounts payable to related party	122,585	83,692
Advances payable	3,450	3,450
Convertible notes payable, in default	550,900	527,568
Convertible notes payable, net of discount of $121,009 and $147,302, respectively	19,989	61,684
Accrued interest payable	165,117	134,291
Total current liabilities	1,290,800	1,269,166

TOTAL LIABILITIES	1,290,800	1,269,166

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 40,527,668 and 34,126,328 shares issued and outstanding at April 30, 2019 and January 31, 2019, respectively	40,527	34,126
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at April 30, 2019 and January 31, 2019	1,000	1,000
Additional paid-in capital	7,765,388	7,722,991
Accumulated deficit	(8,991,899)	(8,863,687)
Total stockholders’ deficit	(1,184,984)	(1,105,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,816	$163,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2019	2018

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	66,951	63,852

LOSS FROM OPERATIONS	(66,951)	(63,852)

OTHER INCOME (EXPENSE)
Other income	—	2,006
Interest expense	(61,261)	(69,998)
Total other income (expense)	(61,261)	(67,992)

NET LOSS	$(128,212)	$(131,844)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	36,183,408	6,854,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2019	34,126,328	$34,126	1,000,000	$1,000	$7,722,991	$(8,863,687)	$(1,105,570)

Common stock issued for debt conversion	6,401,340	6,401	—	—	42,397	—	48,798
Net loss	—	—	—	—	—	(128,212)	(128,212)

BALANCE, April 30, 2019	40,527,668	$40,527	1,000,000	$1,000	$7,765,388	$(8,991,899)	$(1,184,984)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued for debt conversion	343,709	344	—	—	18,560	—	18,904
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	142,500	—	142,500
Net loss	—	—	—	—	—	(131,844)	(131,844)

BALANCE, April 30, 2018	7,182,983	$7,183	1,000,000	$1,000	$5,822,971	$(6,566,066)	$(734,912)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(128,212)	$(131,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	26,293	56,808

Changes in operating assets and liabilities:
Deposits	57,780	(80,654)
Accounts payable and accrued liabilities	9,171	—
Accrued interest payable	34,968	13,190
NET CASH USED IN OPERATING ACTIVITIES	—	(142,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	—	142,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	142,500

NET INCREASE (DECREASE) IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$—	$142,500
Conversion of convertible notes payable.	$48,798	$18,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

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

Note 2. Going Concern

For the three months ended April 30, 2019, the Company had a net loss of $128,212 and did not have positive cash flow from operations. As of April 30, 2019, the Company has negative working capital of $1,184,984.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended April 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2020.

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of April 30, 2019 and January 31, 2019.

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. The Company adopted this ASU on February 1, 2019. The adoption did not have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, ASC Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. The Company adopted this guidance on February 1, 2019 by applying the optional transition approach as of the beginning of the period of adoption. Comparative periods, including the disclosures related to those periods, were not restated. On the adoption date, the Company elected the following practical expedients which are provided in the lease standard:

●

an election not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise);

●	a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification and initial direct costs;

●	a practical expedient to use hindsight when determining the lease term; and

●	a practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease (elected by asset class).

For the three months ended April 30, 2019, the Company recognized short-term lease expense of $1,950. The adoption of the lease standard had no other impact on the Company’s financial position or results of operations.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of April 30, 2019 and January 31, 2019, the Company had amounts on deposit with its attorney in the amounts of $105,816 and $163,596, respectively.

Note 5. Related Party Transactions

During the three months ended April 30, 2018, we incurred salary expense of $22,500 related to services provided by our former CEO Christopher Brown. We paid Mr. Brown $22,500 in salary during the three months ended April 30, 2018. As of April 30, 2019, we owe Mr. Brown $83,692, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

During the three months ended April 30, 2019, we incurred and paid salary expense of $25,000 to our CEO, Sydney Jim.

Note 6. Advances

As of April 30, 2019 and January 31, 2019, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of April 30, 2019 and January 31, 2019:

	April 30, 2019	January 31, 2019
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, matured on July 31, 2017 and convertible into shares of common stock at $0.01 per share, in default	72,640	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, matured on March 14, 2017, and convertible into shares of common stock at a4 5% discount to the market price, in default	1,217	1,217
Convertible note, dated May 26, 2016, bearing interest at 8% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	33,344	78,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	136,000	136,000
Convertible note, dated November 1, 2018, bearing interest at 8% per annum, maturing August 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to conversion with a floor on the conversion price of $0.00005	103,000	103,000
Convertible note, dated December 31, 2018, bearing interest at 8% per annum, maturing October 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	38,000	38,000
Total convertible notes payable	$691,898	$736,554
Less: discount on current convertible notes payable	(121,009)	(147,302)
Less: convertible notes payable, in default	(550,900)	(527,568)
Current convertible notes payable, net of discount	$19,989	$61,684

Issuance of Convertible Promissory Notes

During the year ended January 31, 2019, we issued Convertible Promissory Notes. The Convertible Promissory Notes bear interest and are payable at maturity along with accrued interest. The Convertible Promissory Notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
February 6, 2018	November 6, 2018	8%	45% discount	$150,000
October 10, 2018	July 17, 2019	8%	39% discount	55,000
October 23, 2018	October 23, 2019	8%	45% discount	150,000
November 1, 2018	August 15, 2019	8%	39% discount	103,000
December 31, 2018	October 15, 2019	8%	39% discount	38,000
Total 2019				$496,000

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, each of the above notes was fully discounted with a beneficial conversion discount on the date of issuance. We recorded the beneficial conversion discounts as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the respective notes using the effective interest method. During the three months ended April 30, 2019 and 2018, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $26,293 and $56,808, respectively.

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

Conversions to Common Stock

During the three months ended April 30, 2019, the holders of our convertible promissory notes converted $48,798 of principal and accrued interest into 6,401,340 shares of our common stock. During three months ended April 30, 2018, the holders of our convertible promissory notes converted $18,904 of principal and accrued interest into 343,709 shares of our common stock.

See Note 8 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 8. Shareholders’ Equity

Conversions to common stock

During three months ended April 30, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 21, 2019	$10,856	981,959
March 7, 2019	10,889	989,899
March 28, 2019	8,748	1,060,417
April 9, 2019	7,296	1,326,599
April 30, 2019	11,009	2,042,466
Total	$48,798	6,401,340

During three months ended April 30, 2018, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 26, 2018	$18,904	373,709
Total	$18,904	373,709

No gain or loss was recognized on the above conversions as they occurred within the terms of the agreements which provided for conversion.

Note 9. Subsequent Events

On May 21, 2019, we issued a convertible promissory note to a third party for cash proceeds of $60,000. The note is in the amount of $63,000, and it matures on March 15, 2020. The note bears interest at 8% per year and is convertible into shares of our common stock at a 39% discount to our lowest trading price over the preceding 15 days with a floor on the conversion price of $0.00005.

On May 9, 2019, the Company issued 1,639,344 shares of common stock upon conversion of our convertible note payable in the principal amount of $10,000.

On May 17, 2019, the Company issued 2,000,000 shares of common stock upon conversion of our convertible note payable in the principal amount of $8,600.

On May 28, 2019, the Company issued 2,000,000 shares of common stock upon conversion of our convertible note payable in the principal amount of $8,200.

On June 6, 2019, the Company issued 2,000,000 shares of common stock upon conversion of our convertible note payable in the principal amount of $6,600.

On June 10, 2019, the Company issued 2,000,000 shares of common stock upon conversion of our convertible note payable in the principal amount of $6,000.

On June 11, 2019, the Company issued 2,000,000 shares of common stock upon conversion of our convertible note payable in the principal amount of $4,600.

On June 12, 2019, the Company issued 5,047,474 shares of common stock upon conversion of our convertible note payable in the principal and interest amount of $7,773.

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

As of April 30, 2019, we had cash on hand of $0.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2019 on Form 10-K.

Results of Operations

Three months ended April 30, 2019 compared to the three months ended April 30, 2018.

General and Administrative Expenses

We recognized general and administrative expenses of $66,951 and $63,852 for the three months ended April 30, 2019 and 2018, respectively. The increase is primarily due to increased professional fees.

Other Income

We recognized other income of $2,006 for the three months ended April 30, 2018 related to our agreement with Artillery.

Interest Expense

Interest expense decreased from $69,998 for the three months ended April 30, 2018 to $61,261 for the three months ended April 30, 2019. During the three months ended April 30, 2019, we amortized $26,293 of the discount on our convertible notes, compared to $56,808 for the comparable period of 2018. The remaining change is due to interest expense on our convertible promissory notes.

Net Loss

We incurred a net loss of $128,212 for three months ended April 30, 2019 as compared to $131,844 for the comparable period of 2018. The decreased net loss is due to the decrease in interest expense partially offset by the increase in general and administrative expense.

Liquidity and Capital Resources

At April 30, 2019, we had cash on hand of $0. We have negative working capital of $1,184,984. Net cash used in operating activities for the three months ended April 30, 2019 was negligible. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended April 30, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 21, 2019	$10,856	981,959
March 7, 2019	10,889	989,899
March 28, 2019	8,748	1,060,417
April 9, 2019	7,296	1,326,599
April 30, 2019	11,009	2,042,466
Total	$48,798	6,401,340

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

Neutra Corp.

Date: June 14, 2019	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director