Form 10-Q/A
period 2019-04-30
NEUTRA CORP.
filed 2019-06-18
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2019 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-Q for the quarterly period ended April 30, 2019, filed with the Securities and Exchange Commission on June 14, 2019.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14.1	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q (2)(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.
(2)	Previously filed or furnished with original Quarterly Report on Form 10-Q for April 30, 2019 filed with the Securities and Exchange Commission on June 14, 2019.
(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: June 18, 2019	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director