Form 10-Q
period 2019-07-31
NEUTRA CORP.
filed 2019-09-23
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 23, 2019, 290,048,358 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2019	January 31, 2019
ASSETS

CURRENT ASSETS
Deposits	$40,964	$163,596
Prepaid expenses	25,000	—
Total current assets	65,964	163,596

TOTAL ASSETS	$65,964	$163,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$430,758	$458,481
Accounts payable to related party	120,585	83,692
Advances payable	3,450	3,450
Convertible notes payable, in default	419,297	527,568
Convertible notes payable, net of discount of $56,676 and $147,302, respectively	6,324	61,684
Accrued interest payable	139,234	134,291
Total current liabilities	1,119,648	1,269,166

TOTAL LIABILITIES	1,119,648	1,269,166

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 178,176,960 and 34,126,328 shares issued and outstanding at July 31, 2019 and January 31, 2019, respectively	178,177	34,126
Series E preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at July 31, 2019 and January 31, 2019	1,000	1,000
Additional paid-in capital	7,896,836	7,722,991
Accumulated deficit	(9,129,697)	(8,863,687)
Total stockholders’ deficit	(1,053,684)	(1,105,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$65,964	$163,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	124,654	126,201	57,703	62,349

LOSS FROM OPERATIONS	(124,654)	(126,201)	(57,703)	(62,349)

OTHER INCOME (EXPENSE)
Interest expense	(215,681)	(146,116)	(154,420)	(76,118)
Other income	—	2,006	—	—
Gain on settlement of debt	74,325	—	74,325	—
Total other income (expense)	(141,356)	(144,110)	(80,095)	(76,118)

NET LOSS	$(266,010)	$(270,311)	$(137,798)	$(138,467)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.04)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	64,486,076	7,021,573	91,865,831	7,182,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2019	34,126,328	$34,126	1,000,000	$1,000	$7,722,991	$(8,863,687)	$(1,105,570)

Common stock issued for debt conversion	6,401,340	6,401	—	—	42,397	—	48,798
Net loss	—	—	—	—	—	(128,212)	(128,212)

BALANCE, April 30, 2019	40,527,668	$40,527	1,000,000	$1,000	$7,765,388	$(8,991,899)	$(1,184,984)

Common stock issued for debt conversion	137,649,292	137,650	—	—	71,448	—	209,098
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	60,000	—	60,000
Net loss	—	—	—	—	—	(137,798)	(137,798)

BALANCE, July 31, 2019	178,176,960	$178,177	1,000,000	$1,000	$7,896,836	$(9,129,697)	$(1,053,684)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued for debt conversion	343,709	344	—	—	18,560	—	18,904
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	142,500	—	142,500
Net loss	—	—	—	—	—	(131,844)	(131,844)

BALANCE, April 30, 2018	7,182,983	$7,183	1,000,000	$1,000	$5,822,971	$(6,566,066)	$(734,912)

Net loss	—	—	—	—	—	(138,467)	(138,467)

BALANCE, July 31, 2018	7,182,983	$7,183	1,000,000	$1,000	$5,822,971	$(6,704,533)	$(873,379)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(266,010)	$(270,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	153,626	119,509
Gain on settlement of convertible note payable	(74,325)	—

Changes in operating assets and liabilities:
Deposits	122,632	(18,305)
Prepaid expenses	(25,000)	—
Accounts payable and accrued liabilities	(27,723)	—
Accounts payable – related party	36,893	—
Accrued interest payable	61,124	26,607
NET CASH USED IN OPERATING ACTIVITIES	(18,783)	(142,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	60,000	142,500
Repayment of convertible notes payable	(41,217)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,783	142,500

NET INCREASE (DECREASE) IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$749	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$60,000	$142,500
Conversion of convertible notes payable.	$257,896	$18,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

Note 2. Going Concern

For the six months ended July 31, 2019, the Company had a net loss of $266,010 and did not have positive cash flow from operations. As of July 31, 2019, the Company has negative working capital of $1,053,684.

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

The results of operations for the six-month period ended July 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2020.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of July 31, 2019 and January 31, 2019.

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

For the six months ended July 31, 2019, the Company recognized short-term lease expense of $1,950. The adoption of the lease standard had no other impact on the Company’s financial position or results of operations.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of July 31, 2019 and January 31, 2019, the Company had amounts on deposit with its attorney in the amounts of $40,964 and $163,596, respectively.

Note 5. Prepaid expenses

As of July 31, 2019, prepaid expenses include amounts paid for investor relations services to be provided in the second half of the fiscal year ending January 31, 2020.

Note 6. Related Party Transactions

As of July 31, 2019, we owe Mr. Brown $120,585, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

During the six months ended July 31, 2019, we incurred and paid salary expense of $50,000 to our CEO, Sydney Jim. No amounts are owed to Mr. Jim as of July 31, 2019.

Note 7. Advances

As of July 31, 2019 and January 31, 2019, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of July 31, 2019 and January 31, 2019:

	July 31, 2019	January 31, 2019
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, matured on July 31, 2017 and convertible into shares of common stock at $0.01 per share	—	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, matured on March 14, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	1,217
Convertible note, dated May 26, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	67,986	67,986
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, bearing default interest at 24% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	78,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, bearing default interest at 24% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	111,600	136,000
Convertible note, dated November 1, 2018, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing August 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to conversion with a floor on the conversion price of $0.00005	—	103,000
Convertible note, dated December 31, 2018, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing October 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	38,000
Convertible note, dated May 21, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing March 21, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	63,000	—
Total convertible notes payable	$482,297	$736,554
Less: discount on current convertible notes payable	(56,676)	(147,302)
Less: convertible notes payable, in default	(419,297)	(527,568)
Current convertible notes payable, net of discount	$6,324	$61,684

Convertible Promissory Notes Issued for Cash

On May 21, 2019, we issued a convertible promissory note to a third party for cash proceeds of $60,000. The note is in the amount of $63,000, and it matures on March 21, 2020. The note bears interest at 8% and default interest at 22% per year. The note is convertible into shares of our common stock at a 39% discount to our lowest bid price over the preceding 15 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $63,000 on May 21, 2019. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

On February 6, 2018, we issued a convertible promissory note to a third party for cash. The note (the “front-end note”) was in the amount of $150,000, and it matures on November 6, 2018. The note bears interest at 8% per year, default interest at 22% per year and is convertible into shares of our common stock at a 45% discount to our lowest trading price over the preceding 20 days with a floor on the conversion price of $0.00005.

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

During the six months ended July 31 2019 and 2018, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $153,626 and $119,509, respectively.

Conversions to Common Stock

During the six months ended July 31, 2019, the holders of our convertible promissory notes converted $257,896 of principal and accrued interest into 144,050,532 shares of our common stock. During six months ended July 31, 2018, the holders of our convertible promissory notes converted $18,904 of principal and accrued interest into 343,709 shares of our common stock.

See Note 8 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Settlement of Convertible Note Payable

During the six months ended July 31, 2019, the Company paid $40,000 to fully settle the convertible note payable dated July 31, 2015. At the time of the settlement, outstanding principal was $72,640 and accrued interest was $41,685. The Company recognized a gain on settlement of convertible note payable of $74,325 during the six months ended July 31, 2019.

Note 9. Shareholders’ Equity

Conversions to common stock

During six months ended July 31, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 21, 2019	$10,856	981,959
March 7, 2019	10,889	989,899
March 28, 2019	8,748	1,060,417
April 9, 2019	7,296	1,326,599
April 30, 2019	11,009	2,042,466
May 9, 2019	10,000	1,639,344
May 17, 2019	8,600	2,000,000
May 20, 2019	8,600	2,000,000
May 28, 2019	7,750	2,236,589
May 31, 2019	8,200	2,000,000
June 3, 2019	8,200	2,000,000
June 5, 2019	6,800	2,000,000
June 5, 2019	7,761	2,565,511
June 7, 2019	6,600	2,000,000
June 10, 2019	6,000	2,000,000
June 12, 2019	7,773	5,047,474
June 12, 2019	4,600	2,000,000
June 13, 2019	6,900	3,000,000
June 13, 2019	7,800	3,391,304
June 14, 2019	7,800	3,391,304
June 14, 2019	7,404	5,049,494
June 17, 2019	5,300	4,076,923
June 18, 2019	5,300	4,076,923
June 18, 2019	5,942	5,144,165
June 20, 2019	4,900	4,083,333
June 21, 2019	1,520	1,551,020
June 21, 2019	8,428	9,577,773
July 1, 2019	4,700	4,795,918
July 1, 2019	4,700	4,795,918
July 2, 2019	4,700	4,795,918
July 3, 2019	4,700	4,795,918
July 8, 2019	6,300	6,428,571
July 8, 2019	6,200	6,326,531
July 9, 2019	6,300	6,428,571
July 10, 2019	1,920	2,086,957
July 23, 2019	9,122	13,820,803
July 26, 2019	8,278	12,543,030
Total	$257,896	144,050,632

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

Note 10. Subsequent Events

On August 6, 2019, we issued a convertible promissory note to a third party for cash proceeds of $50,000. The note is in the amount of $53,000, and it matures on July 31, 2020. The note bears interest at 8% per year and is convertible into shares of our common stock at a 39% discount to our lowest trading price over the preceding 15 days with a floor on the conversion price of $0.00005.

During the period from August 1, 2019 through September 23, 2019, the holders of the convertible notes payable converted principal of $75,000 and accrued interest of $5,109 into 111,871,398 shares of common stock.

Effective August 30, 2019, the Company entered into an agreement to purchase all of the outstanding stock of Vivis from Sydney Jim, the Company’s CEO. The purchase price for Vivis is $35,000 cash and a royalty of 40 percent of gross revenue until $100,000 is paid declining to 25 percent until an additional $100,000 has been paid. There will be a 10 percent royalty in perpetuity. Since this transaction involves our CEO, it will be accounted for as a related party transaction.

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

As of July 31, 2019, we had cash on hand of $0.

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

Results of Operations

Six months ended July 31, 2019 compared to the six months ended July 31, 2018.

General and Administrative Expenses

We recognized general and administrative expenses of $124,654 and $126,201 for the six months ended July 31, 2019 and 2018, respectively.

Other Income

We recognized other income of $2,006 for the six months ended July 31, 2018 related to our agreement with Artillery. There was no such income during the six months ended July 31, 2019.

Interest Expense

Interest expense increased from $146,116 for the six months ended July 31, 2018 to $215,681 for the six months ended July 31, 2019. During the six months ended July 31, 2019, we amortized $153,626 of the discount on our convertible notes, compared to $119,509 for the comparable period of 2018. The remaining change is due to interest expense on our convertible promissory notes.

Gain on Settlement of Convertible Note Payable

During the six months ended July 31, 2019, we recognized a gain on settlement of convertible note payable of $74,325 as a result of settling a convertible note payable with total principal and accrued interest of $114,325 for a cash payment of $40,000.

Net Loss

We incurred a net loss of $266,010 for six months ended July 31, 2019 as compared to $270,311 for the comparable period of 2018. The decreased net loss is due to the gain on settlement of convertible note payable offset by the increase in interest expense.

Three months ended July 31, 2019 compared to the three months ended July 31, 2018.

General and Administrative Expenses

We recognized general and administrative expenses of $57,703 and $62,349 for the three months ended July 31, 2019 and 2018, respectively. The increase is primarily due to increased professional fees.

Interest Expense

Interest expense increased from $76,118 for the three months ended July 31, 2018 to $154,420 for the three months ended July 31, 2019. During the three months ended July 31, 2019, we amortized $127,333 of the discount on our convertible notes, compared to $62,701 for the comparable period of 2018. The remaining change is due to interest expense on our convertible promissory notes.

Gain on Settlement of Convertible Note Payable

During the three months ended July 31, 2019, we recognized a gain on settlement of convertible note payable of $74,325 as a result of settling a convertible note payable with total principal and accrued interest of $114,325 for a cash payment of $40,000.

Net Loss

We incurred a net loss of $137,798 for three months ended July 31, 2019 as compared to $138,467 for the comparable period of 2018.

Liquidity and Capital Resources

At July 31, 2019, we had cash on hand of $0. We have negative working capital of $1,053,684. Net cash used in operating activities for the six months ended July 31, 2019 was $18,783. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of July 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of July 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of July 31, 2019, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended July 31, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
May 9, 2019	10,000	1,639,344
May 17, 2019	8,600	2,000,000
May 20, 2019	8,600	2,000,000
May 28, 2019	7,750	2,236,589
May 31, 2019	8,200	2,000,000
June 3, 2019	8,200	2,000,000
June 5, 2019	6,800	2,000,000
June 5, 2019	7,761	2,565,511
June 7, 2019	6,600	2,000,000
June 10, 2019	6,000	2,000,000
June 12, 2019	7,773	5,047,474
June 12, 2019	4,600	2,000,000
June 13, 2019	6,900	3,000,000
June 13, 2019	7,800	3,391,304
June 14, 2019	7,800	3,391,304
June 14, 2019	7,404	5,049,494
June 17, 2019	5,300	4,076,923
June 18, 2019	5,300	4,076,923
June 18, 2019	5,942	5,144,165
June 20, 2019	4,900	4,083,333
June 21, 2019	1,520	1,551,020
June 21, 2019	8,428	9,577,773
July 1, 2019	4,700	4,795,918
July 1, 2019	4,700	4,795,918
July 2, 2019	4,700	4,795,918
July 3, 2019	4,700	4,795,918
July 8, 2019	6,300	6,428,571
July 8, 2019	6,200	6,326,531
July 9, 2019	6,300	6,428,571
July 10, 2019	1,920	2,086,957
July 23, 2019	9,122	13,820,803
July 26, 2019	8,278	12,543,030
Total	$209,098	137,649,292

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

Neutra Corp.

Date: September 23, 2019	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director