Form 10-Q
period 2019-10-31
NEUTRA CORP.
filed 2019-12-23
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55077

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Wyoming	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip code)

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 20, 2019, 547,765,602 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Wyoming corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2019	January 31, 2019
ASSETS

CURRENT ASSETS
Deposits	$3,196	$163,596
Prepaid expenses	12,500	—
Total current assets	15,696	163,596

TOTAL ASSETS	$15,696	$163,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$369,790	$458,481
Accounts payable to related party	172,140	83,692
Advances payable	3,450	3,450
Convertible notes payable, in default	288,997	527,568
Convertible notes payable, net of discount of $95,642 and $147,302, respectively	20,358	61,684
Accrued interest payable	155,418	134,291
Total current liabilities	1,010,153	1,269,166

TOTAL LIABILITIES	1,010,153	1,269,166

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 454,277,229 and 34,126,328 shares issued and outstanding at October 31, 2019 and January 31, 2019, respectively	454,277	34,126
Preferred stock, 20,000,000 shares authorized:
Series E preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2019 and January 31, 2019	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2019	1,000	—
Additional paid-in capital	7,898,022	7,722,991
Accumulated deficit	(9,348,756)	(8,863,687)
Total stockholders’ deficit	(994,957)	(1,105,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,696	$163,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	305,439	1,633,387	180,785	1,507,186

LOSS FROM OPERATIONS	(305,439)	(1,631,381)	(180,785)	(1,507,186)

OTHER INCOME (EXPENSE)
Interest expense	(253,955)	(352,367)	(38,274)	(206,251)
Other income	—	2,006	—	—
Gain on settlement of debt	74,325	—	—	—
Total other income (expense)	(179,630)	(350,361)	(38,274)	(296,251)

NET LOSS	$(485,069)	$(1,983,748)	$(219,059)	$(1,713,437)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.21)	$(0.00)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	142,942,479	9,303,902	298,801,842	13,794,138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2019	34,126,328	$34,126	1,000,000	$1,000	—	$—	$7,722,991	$(8,863,687)	$(1,105,570)

Common stock issued for debt conversion	6,401,340	6,401	—	—	—	—	42,397	—	48,798
Net loss	—	—	—	—	—	—	—	(128,212)	(128,212)

BALANCE, April 30, 2019	40,527,668	$40,527	1,000,000	$1,000	—	$—	$7,765,388	$(8,991,899)	$(1,184,984)

Common stock issued for debt conversion	137,649,292	137,650	—	—	—	—	71,448	—	209,098
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	—	—	60,000	—	60,000
Net loss	—	—	—	—	—	—	—	(137,798)	(137,798)

BALANCE, July 31, 2019	178,176,960	$178,177	1,000,000	$1,000	—	$—	$7,896,836	$(9,129,697)	$(1,053,684)

Common stock issued for debt conversion	276,100,269	276,100	—	—	—	—	(137,744)	—	138,356
Preferred stock issued for services	—	—	—	—	1,000,000	1,000	88,930	—	89,930
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	—	—	50,000	—	50,000
Net loss	—	—	—	—	—	—	—	(219,059)	(219,059)

BALANCE, October 31, 2019	454,277,229	$454,277	1,000,000	$1,000	1,000,000	$1,000	$7,898,022	$(9,348,756)	$(994,957)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT, continued

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2018	6,839,274	$6,839	1,000,000	$1,000	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued for debt conversion	343,709	344	—	—	18,560	—	18,904
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	142,500	—	142,500
Net loss	—	—	—	—	—	(131,844)	(131,844)

BALANCE, April 30, 2018	7,182,983	$7,183	1,000,000	$1,000	$5,822,971	$(6,566,066)	$(734,912)

Net loss	—	—	—	—	—	(138,467)	(138,467)

BALANCE, July 31, 2018	7,182,983	$7,183	1,000,000	$1,000	$5,822,971	$(6,704,533)	$(873,379)

Common stock issued for debt conversion	1,608,096	1,608	—	—	54,887	—	56,495
Common stock issued to CEO for services	20,000,000	20,000	—	—	1,444,000	—	1,464,000
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	194,500	—	194,500
Net loss	—	—	—	—	—	(1,713,437)	(1,713,437)

BALANCE, October 31, 2018	28,791,079	$28,791	1,000,000	$1,000	$7,516,358	$(8,417,970)	$(871,821)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(485,069)	$(1,983,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	167,660	298,567
Gain on settlement of convertible note payable	(74,325)	—
Common stock issued for services	—	1,464,000
Preferred stock issued for services	89,930	—

Changes in operating assets and liabilities:
Deposits	160,400	(98,604)
Prepaid expenses	(12,500)	—
Accounts payable and accrued liabilities	(88,691)	—
Accounts payable – related party	88,448	—
Accrued interest payable	85,364	37,785
NET CASH USED IN OPERATING ACTIVITIES	(68,783)	(282,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	110,000	337,000
Repayment of convertible notes payable	(41,217)	(55,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,783	282,000

NET INCREASE (DECREASE) IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$749	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$110,000	$337,000
Conversion of convertible notes payable.	$396,252	$75,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

Note 1. Background Information

Neutra Corp. was incorporated in Wyoming on January 11, 2011 to market and participate in the nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we intend to participate. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

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

Note 2. Going Concern

For the nine months ended October 31, 2019, the Company had a net loss of $485,069 and did not have positive cash flow from operations. As of October 31, 2019, the Company has negative working capital of $994,957.

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

The results of operations for the nine-month period ended October 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2020.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of October 31, 2019 and January 31, 2019.

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

For the nine months ended October 31, 2019, the Company recognized short-term lease expense of $5,200. The adoption of the lease standard had no other impact on the Company’s financial position or results of operations.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of October 31, 2019 and January 31, 2019, the Company had amounts on deposit with its attorney in the amounts of $3,196 and $163,596, respectively.

Note 5. Prepaid expenses

As of October 31, 2019, prepaid expenses include amounts paid for investor relations services to be provided in the second half of the fiscal year ending January 31, 2020.

Note 6. Related Party Transactions

As of October 31, 2019, we owe Mr. Brown $80,200, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

During the nine months ended October 31, 2019, we incurred and paid salary expense of $66,667 to our CEO, Sydney Jim. As of October 31, 2019, we owe Mr. Jim $49,555, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

Acquisition of Vivis

Effective August 30, 2019, the Company entered into an agreement to purchase all of the outstanding stock of Vivis Corporation, a Wyoming corporation, (“Vivis”) from Sydney Jim, the Company’s CEO. The purchase price for Vivis is $35,000 cash and a royalty of 40 percent of gross revenue until $100,000 is paid declining to 25 percent until an additional $100,000 has been paid. There will be a 10 percent royalty in perpetuity. Since this transaction involves our CEO, it will be accounted for as a related party transaction.

The acquisition of Vivis was accounted for as an asset acquisition according to ASC 805-10 Business Combinations. The primary asset held by Vivis at the date of the acquisition was inventory.

Note 7. Advances

As of October 31, 2019 and January 31, 2019, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2019 and January 31, 2019:

	October 31, 2019	January 31, 2019
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, matured on July 31, 2017 and convertible into shares of common stock at $0.01 per share	—	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, matured on March 14, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	1,217
Convertible note, dated May 26, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	49,286	67,986
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, bearing default interest at 24% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	78,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, bearing default interest at 24% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	—	136,000
Convertible note, dated November 1, 2018, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing August 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to conversion with a floor on the conversion price of $0.00005	—	103,000
Convertible note, dated December 31, 2018, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing October 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	38,000
Convertible note, dated May 21, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing March 21, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	63,000	—
Convertible note, dated August 6, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing July 31, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	53,000	—
Total convertible notes payable	$404,997	$736,554
Less: discount on current convertible notes payable	(95,642)	(147,302)
Less: convertible notes payable, in default	(288,997)	(527,568)
Current convertible notes payable, net of discount	$20,358	$61,684

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

We evaluated the terms of the note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $63,000 on May 21, 2019 and a beneficial conversion discount of $50,000 on August 6, 2019. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

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

During the nine months ended July 31 2019 and 2018, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $167,660 and $298,567, respectively.

Conversions to Common Stock

During the nine months ended October 31, 2019, the holders of our convertible promissory notes converted $396,252 of principal and accrued interest into 420,150,901 shares of our common stock. During nine months ended October 31, 2018, the holders of our convertible promissory notes converted $75,399 of principal and accrued interest into 1,951,805 shares of our common stock.

See Note 8 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Settlement of Convertible Note Payable

During the nine months ended October 31, 2019, the Company paid $40,000 to fully settle the convertible note payable dated July 31, 2015. At the time of the settlement, outstanding principal was $72,640 and accrued interest was $41,685. The Company recognized a gain on settlement of convertible note payable of $74,325 during the nine months ended October 31, 2019.

Note 9. Shareholders’ Equity

Reincorporation

On August 16, 2019, the Company reincorporated from Nevada to Wyoming. The reincorporation was approved by its board of directors and by the holders of a majority of the voting rights for its common stock. There was no change in share ownership as a result of the reincorporation. Authorized shares in the Wyoming corporation are unlimited shares of common stock and 20,000,000 shares of preferred stock.

Conversions to common stock

During nine months ended October 31, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 21, 2019	$10,856	981,959
March 7, 2019	10,889	989,899
March 28, 2019	8,748	1,060,417
April 9, 2019	7,296	1,326,599
April 30, 2019	11,009	2,042,466
May 9, 2019	10,000	1,639,344
May 17, 2019	8,600	2,000,000
May 20, 2019	8,600	2,000,000
May 28, 2019	7,750	2,236,589
May 31, 2019	8,200	2,000,000
June 3, 2019	8,200	2,000,000
June 5, 2019	6,800	2,000,000
June 5, 2019	7,761	2,565,511
June 7, 2019	6,600	2,000,000
June 10, 2019	6,000	2,000,000
June 12, 2019	7,773	5,047,474
June 12, 2019	4,600	2,000,000
June 13, 2019	6,900	3,000,000
June 13, 2019	7,800	3,391,304
June 14, 2019	7,800	3,391,304
June 14, 2019	7,404	5,049,494
June 17, 2019	5,300	4,076,923
June 18, 2019	5,300	4,076,923
June 18, 2019	5,942	5,144,165
June 20, 2019	4,900	4,083,333
June 21, 2019	1,520	1,551,020
June 21, 2019	8,428	9,577,773
July 1, 2019	4,700	4,795,918
July 1, 2019	4,700	4,795,918
July 2, 2019	4,700	4,795,918
July 3, 2019	4,700	4,795,918
July 8, 2019	6,300	6,428,571
July 8, 2019	6,200	6,326,531
July 9, 2019	6,300	6,428,571
July 10, 2019	1,920	2,086,957
July 23, 2019	9,122	13,820,803
July 26, 2019	8,278	12,543,030
August 1, 2019	8,608	13,041,818
August 12, 2019	13,527	18,918,755
August 21, 2019	11,741	15,247,623
August 29, 2019	11,491	16,070,713
September 3, 2019	11,496	16,077,622
September 6, 2019	11,456	16,022,559
September 12, 2019	11,792	16,492,308
September 25, 2019	10,000	25,000,000
September 26, 2019	12,684	28,826,568
October 4, 2019	10,930	33,122,485
October 11, 2019	6,471	19,608,091
October 16, 2019	8,700	29,000,000
October 24, 2019	9,462	28,671,727
Total	$396,252	420,150,901

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

Note 10. Subsequent Events

During the period from November 1, 2019 through December 20, 2019, the Company issued 93,488,373 shares of common stock on conversion of convertible notes payable in the amount of $40,200.

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

Background of our Company

Neutra Corp. was incorporated in Florida on January 11, 2011. On October 5, 2015, we reincorporated from Florida to Nevada. On August 16, 2019, we reincorporated from Nevada to Wyoming. The reincorporation was approved by our board of directors and by the holders of a majority of the voting rights for our common stock. There was no change in share ownership as a result of the reincorporation. Our authorized shares in the Wyoming corporation are unlimited shares of common stock and 20,000,000 shares of preferred stock.

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

As of October 31, 2019, we had cash on hand of $0.

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

Results of Operations

Nine months ended October 31, 2019 compared to the nine months ended October 31, 2018.

General and Administrative Expenses

We recognized general and administrative expenses of $305,439 and $1,633,387 for the nine months ended October 31, 2019 and 2018, respectively. During the nine months ended October 31, 2019 and 2018, we recognized stock compensation expense of $89,930 and $1,464,000, respectively.

Other Income

We recognized other income of $2,006 for the nine months ended October 31, 2018 related to our agreement with Artillery. There was no such income during the nine months ended October 31, 2019.

Interest Expense

Interest expense decreased from $352,367 for the nine months ended October 31, 2018 to $253,955 for the nine months ended October 31, 2019. During the nine months ended October 31, 2019, we amortized $167,660 of the discount on our convertible notes, compared to $298,567 for the comparable period of 2018. The remaining change is due to interest expense on our convertible promissory notes.

Gain on Settlement of Convertible Note Payable

During the nine months ended October 31, 2019, we recognized a gain on settlement of convertible note payable of $74,325 as a result of settling a convertible note payable with total principal and accrued interest of $114,325 for a cash payment of $40,000.

Net Loss

We incurred a net loss of $485,069 for nine months ended October 31, 2019 as compared to $1,983,748 for the comparable period of 2018. The decreased net loss is due to the gain on settlement of convertible note payable offset by the increase in interest expense.

Three months ended October 31, 2019 compared to the three months ended October 31, 2018.

General and Administrative Expenses

We recognized general and administrative expenses of $180,785 and $1,507,186 for the three months ended October 31, 2019 and 2018, respectively. The decrease is primarily due to decreased stock compensation expense.

Interest Expense

Interest expense decreased from $206,251 for the three months ended October 31, 2018 to $38,274 for the three months ended October 31, 2019. During the three months ended October 31, 2019, we amortized $14,034 of the discount on our convertible notes, compared to $179,058 for the comparable period of 2018. The remaining change is due to interest expense on our convertible promissory notes.

Net Loss

We incurred a net loss of $219,059 for three months ended October 31, 2019 as compared to $1,713,437 for the comparable period of 2018.

Liquidity and Capital Resources

At October 31, 2019, we had cash on hand of $0. We have negative working capital of $994,957. Net cash used in operating activities for the nine months ended October 31, 2019 was $68,783. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of October 31, 2019, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended October 31, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
August 1, 2019	8,608	13,041,818
August 12, 2019	13,527	18,918,755
August 21, 2019	11,741	15,247,623
August 29, 2019	11,491	16,070,713
September 3, 2019	11,496	16,077,622
September 6, 2019	11,456	16,022,559
September 12, 2019	11,792	16,492,308
September 25, 2019	10,000	25,000,000
September 26, 2019	12,684	28,826,568
October 4, 2019	10,930	33,122,485
October 11, 2019	6,471	19,608,091
October 16, 2019	8,700	29,000,000
October 24, 2019	9,462	28,671,727

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

Neutra Corp.

Date: December 23, 2019	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director