Form 10-Q/A
period 2019-10-31
NEUTRA CORP.
filed 2020-01-09
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2019 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended October 31, 2019, filed with the Securities and Exchange Commission on December 23, 2019.

Additionally, we corrected typographical errors as listed below:

1. CONSOLIDATED BALANCE SHEETS on page 4. Under the column heading “October 31, 2019”, the line item “Total stockholders’ deficit” incorrectly stated a value of “(994,957)”. The value has been corrected to “(994,457)”.

2. CONSOLIDATED STATEMENTS OF OPERATIONS on page 5. Under the column heading “Nine months ended October 31, 2018”, the line item “LOSS FROM OPERATIONS” incorrectly stated a value of “(1,631,381)”. The value has been corrected to “(1,633,387)”.

3. CONSOLIDATED STATEMENTS OF OPERATIONS on page 5. Under the column heading “Three months ended October 31, 2018”, the line item “Total other income (expense)” incorrectly stated a value of “(296,251)”. The value has been corrected to “(206,251)”.

4. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT on page 6. Under the column heading “Total”, the line item “BALANCE, October 31, 2019” incorrectly stated a value of “(994,957)”. The value has been corrected to “(994,457)”.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2019	January 31, 2019
ASSETS

CURRENT ASSETS
Deposits	$3,196	$163,596
Prepaid expenses	12,500	—
Total current assets	15,696	163,596

TOTAL ASSETS	$15,696	$163,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$369,790	$458,481
Accounts payable to related party	172,140	83,692
Advances payable	3,450	3,450
Convertible notes payable, in default	288,997	527,568
Convertible notes payable, net of discount of $95,642 and $147,302, respectively	20,358	61,684
Accrued interest payable	155,418	134,291
Total current liabilities	1,010,153	1,269,166

TOTAL LIABILITIES	1,010,153	1,269,166

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 454,277,229 and 34,126,328 shares issued and outstanding at October 31, 2019 and January 31, 2019, respectively	454,277	34,126
Preferred stock, 20,000,000 shares authorized:
Series E preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2019 and January 31, 2019	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2019	1,000	—
Additional paid-in capital	7,898,022	7,722,991
Accumulated deficit	(9,348,756)	(8,863,687)
Total stockholders’ deficit	(994,457)	(1,105,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,696	$163,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	305,439	1,633,387	180,785	1,507,186

LOSS FROM OPERATIONS	(305,439)	(1,633,387)	(180,785)	(1,507,186)

OTHER INCOME (EXPENSE)
Interest expense	(253,955)	(352,367)	(38,274)	(206,251)
Other income	—	2,006	—	—
Gain on settlement of debt	74,325	—	—	—
Total other income (expense)	(179,630)	(350,361)	(38,274)	(206,251)

NET LOSS	$(485,069)	$(1,983,748)	$(219,059)	$(1,713,437)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.21)	$(0.00)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	142,942,479	9,303,902	298,801,842	13,794,138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2019	34,126,328	$34,126	1,000,000	$1,000	—	$—	$7,722,991	$(8,863,687)		$(1,105,570)

Common stock issued for debt conversion	6,401,340	6,401	—	—	—	—	42,397	—		48,798
Net loss	—	—	—	—	—	—	—	(128,212)		(128,212)

BALANCE, April 30, 2019	40,527,668	$40,527	1,000,000	$1,000	—	$—	$7,765,388	$(8,991,899)		$(1,184,984)

Common stock issued for debt conversion	137,649,292	137,650	—	—	—	—	71,448	—		209,098
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	—	—	60,000	—		60,000
Net loss	—	—	—	—	—	—	—	(137,798)		(137,798)

BALANCE, July 31, 2019	178,176,960	$178,177	1,000,000	$1,000	—	$—	$7,896,836	$(9,129,697)		$(1,053,684)

Common stock issued for debt conversion	276,100,269	276,100	—	—	—	—	(137,744)	—		138,356
Preferred stock issued for services	—	—	—	—	1,000,000	1,000	88,930	—		89,930
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	—	—	50,000	—		50,000
Net loss	—	—	—	—	—	—	—	(219,059)		(219,059)

BALANCE, October 31, 2019	454,277,229	$454,277	1,000,000	$1,000	1,000,000	$1,000	$7,898,022	$(9,348,756)	$	(994,457)

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

Neutra Corp.

Date: January 9, 2020	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director