Form 10-K
period 2020-01-31
NEUTRA CORP.
filed 2020-06-24
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2019 was $458,713.

There were 1,383,565,422 shares of the Registrant’s common stock outstanding as of June 24, 2020.

NEUTRA CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “NTRR,” “our,” and “us” refers to Neutra Corp., a Wyoming corporation.

PART I

ITEM 1. BUSINESS

Overview

Neutra Corp. was incorporated in Nevada on January 11, 2011 to market and participate in the nutraceutical space by bringing products derived from all natural and organic origins. On August 16, 2019, Neutra Corp. reincorporated in Wyoming.

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

On August 30, 2019, we purchased all of the outstanding stock of Vivis Corporation, a Wyoming corporation, (“Vivis”) from Sydney Jim, our CEO. The purchase price for Vivis is $35,000 cash and a royalty of 40 percent of gross revenue until $100,000 is paid declining to 25 percent until an additional $100,000 has been paid. There will be a 10 percent royalty in perpetuity.

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

Holders

As of the date of this filing, there were 11 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue unlimited shares of common stock, with a par value of $0.001. The closing price of our common stock on June 16, 2020, as quoted by OTC Markets Group, Inc., was $0.0021. There were 616,198,035 shares of common stock issued and outstanding as of January 31, 2020. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Wyoming contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2020, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2020.

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

Series E Preferred Stock. On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of the date of this report, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock. On March 15, 2019, our board of directors designated 1,000,000 shares of our preferred stock as Series F Preferred Stock. The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2020, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of the date of this report, there are 1,000,000 shares Series E Preferred Stock outstanding.

Convertible Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Convertible Preferred Stock. The Convertible Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Convertible Preferred Stock has received cumulative dividends of $1,100,000, the dividend rate will reduce to 2%. The Convertible Preferred Stock is convertible into 100,000 post reverse shares of common stock of the Company. During the year ended January 31, 2020, the Company issued 50,000 shares of Convertible Preferred Stock and received cash proceeds of $250,000.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2020, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Number of Shares Issued
December 6, 2019	$9,700	22,558,140
December 6, 2019	9,700	22,558,140
December 9, 2019	9,700	22,558,140
December 11, 2019	11,100	25,813,953
December 24, 2019	9,600	25,945,946
December 27, 2019	9,600	25,945,946
December 28, 2019	6,120	16,540,541
Total	$65,520	161,920,806

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

Background of our Company

Neutra Corp. was incorporated in Florida on January 11, 2011. On October 5, 2015, we reincorporated from Florida to Nevada. On August 16, 2019, Neutra Corp. reincorporated from Nevada to Wyoming. The reincorporation was approved by our board of directors and by a majority of the holders of voting rights in our stock. Our authorized shares increased to unlimited shares of common stock and 20,000,000 shares of preferred stock.

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

We have generated limited revenues to date and our activities have been limited primarily to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of January 31, 2020, we had cash on hand of $177,176.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $695,621 for the year ended January 31, 2020. We had a working capital deficit of $849,490 as of January 31, 2020. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2020 was $181,607.

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

Fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019.

Revenue

We recognized revenue of $6,395 for the year ended January 31, 2020. Revenue was generated from the sale of our CBD sports creams.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $400,640 and $1,709,280 for the years ended January 31, 2020 and 2019, respectively. General and administrative expenses for the year ended January 31, 2019 include expense for common stock valued at $1,464,000 issued to our CEO.

Interest Expense

Interest expense decreased from $720,750 for the year ended January 31, 2019 to $340,701 for the year ended January 31, 2020. Interest expense for the year ended January 31, 2020 included amortization of discount on convertible notes payable in the amount of $233,681, compared to $624,359 for the comparable period of 2019. Excluding the impact of amortization of discounts, interest expense remained relatively flat.

Other Income

During the year ended January 31, 2019, we recognized other income of $565 related to an agreement with Artillery. We received income of $2,006 and had associated costs of $1,441.

Net Loss

We incurred a net loss of $695,621 for the year ended January 31, 2020 as compared to $2,429,465 for the comparable period of 2019. The decrease in the net loss was primarily the result of lower general and administrative expense as discussed above.

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

We raised the cash amounts to be used in these activities from convertible notes payable. We currently have negative working capital of $849,490.

As of January 31, 2020, we had $177,176 of cash on hand. This amount of cash will be adequate to fund our operations for less than six months.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2020 and 2019. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2020, the Company had a net loss of $695,621 and generated negative cash flow from operations in the amount of $181,607. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neutra Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neutra Corp. (the Company) as of January 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

June 24, 2020

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2020	January 31, 2019
ASSETS

CURRENT ASSETS
Cash	$177,176	$—
Deposits	1,658	163,596
Inventory	3,500	—
Total current assets	182,334	163,596

TOTAL ASSETS	$182,334	$163,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$410,620	$458,481
Accounts payable, related party	131,755	83,692
Advances payable	3,450	3,450
Convertible notes payable, in default	288,997	527,568
Current portion of convertible notes payable, net of discount of $72,621 and $147,302, respectively	23,379	61,684
Current portion of accrued interest payable	173,623	134,291
Total current liabilities	1,031,824	1,269,166

TOTAL LIABILITIES	1,031,824	1,269,166

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 616,198,035 and 34,126,328 shares issued and outstanding at January 31, 2020 and January 31, 2019, respectively	616,198	34,126
Preferred stock; $0.001 par value; 20,000,000 shares authorized:
Convertible preferred stock; 50,000 shares issued and outstanding at January 31, 2020; convertible into 100,000 shares of common stock	50	—
Series E preferred stock, 1,000,000 shares issued and outstanding at January 31, 2020 and January 31, 2019	1,000	1,000
Series F preferred stock; 1,000,000 shares issued and outstanding at January 31, 2020	1,000	—
Additional paid-in capital	8,091,570	7,722,991
Accumulated deficit	(9,559,308)	(8,863,687)
Total stockholders’ deficit	(849,490)	(1,105,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$182,334	$163,596

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2020	2019

REVENUE	$6,395	$—

OPERATING EXPENSES
General and administrative expenses	400,640	1,709,280

LOSS FROM OPERATIONS	(394,245)	(1,709,280)

OTHER INCOME (EXPENSE)
Interest expense	(340,701)	(720,750)
Gain on settlement of debt	74,325	—
Loss on acquisition of VIVIS	(35,000)	—
Other income	—	565
Total other income (expense)	(301,376)	(720,185)

NET LOSS	$(695,621)	$(2,429,465)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	241,537,039	14,907,042

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Common Stock		Convertible Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2018	6,839,274	$6,839	—	$—	1,000,000	$1,000	—	$—	$5,661,911	$(6,434,222)	$(764,472)

Common stock issued to a related party for services	20,000,000	20,000	—	—	—	—	—	—	1,444,000	—	1,464,000
Common stock issued for debt conversion	7,287,054	7,287	—	—	—	—	—	—	145,080	—	152,367
Beneficial conversion discount on convertible note payable	—	—	—	—	—	—	—	—	472,000	—	472,000
Net loss	—	—	—	—	—	—	—	—	—	(2,429,465)	(2,429,465)

BALANCE, January 31, 2019	34,126,328	$34,126	—	$—	1,000,000	$1,000	—	$—	$7,722,991	$(8,863,687)	$(1,105,570)

Common stock issued for debt conversion	582,071,707	582,072	—	—	—	—			(120,301)	—	461,771
Preferred stock issued for cash	—	—	50,000	50	—	—	—	—	249,950	—	250,000
Preferred stock issued for services	—	—	—	—	—	—	1,000,000	1,000	88,930	—	89,930
Beneficial conversion discount on convertible note payable	—	—			—	—			150,000	—	150,000
Net loss	—	—			—	—			—	(695,621)	(695,621)

BALANCE, January 31, 2020	616,198,035	$616,198	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$8,091,570	$(9,559,308)	$(849,490)

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,621)	$(2,429,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	233,681	624,359
Gain on settlement of convertible note payable	(74,325)	—
Common stock issued for services	—	1,464,000
Preferred stock issued for services	89,930	—

Changes in operating assets and liabilities:
Deposits	161,938	(151,271)
Inventory	(3,500)	—
Accounts payable and accrued liabilities	202	—
Accrued interest payable	106,088	75,377
NET CASH USED IN OPERATING ACTIVITIES	(181,607)	(417,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	150,000	417,000
Repayments of convertible notes payable	(41,217)	—
Proceeds from sale of preferred stock	250,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	358,783	417,000

NET INCREASE IN CASH	177,176	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$177,176	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$749	$22,500
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$150,000	$472,000
Original issue discounts on convertible notes payable	$9,000	$—
Conversion of convertible notes payable and accrued interest	$461,771	$152,367

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

Note 2. Going Concern

For the fiscal year ended January 31, 2020, the Company had a net loss of $695,621 and negative cash flow from operations of $181,607.  As of January 31, 2020, the Company has negative working capital of $849,490.

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

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Diamond Anvil Designs, LLC and Vivis Corporation, from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $177,176 and $0 at January 31, 2020 and 2019, respectively.

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

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2020 and 2019.

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

ASC 606 requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended January 31, 2020, revenue from contracts with customers was $6,395.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2020 and 2019, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of January 31, 2020 and January 31, 2018.

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

Note 4. Related Party Transactions

During the years ended January 31, 2020 and 2019, we incurred salary expense of $76,000 and $78,000, respectively, related to services provided by our former CEO Christopher Brown. We paid Mr. Brown $76,000 and $78,000 in salary during the year ended January 31, 2020 and 2019, respectively. As of January 31, 2020, we owe Mr. Brown an additional $83,692, which is recorded on the balance sheet in “Accounts Payable – Related Party”.

During the years ended January 31, 2020 and 2019, we incurred and paid salary expense of $91,666 and $41,667, respectively, to our CEO, Sydney Jim. As of October 31, 2019, we owe Mr. Jim $49,555, which is recorded on the balance sheet in “Accounts Payable – Related Party.” On October 2, 2018, we issued 20,000,000 shares of common stock to Mr. Jim for services. The shares were valued at $1,464,000 based on the fair market value of the stock on the date of issuance. On March 15, 2019, we issued 1,000,000 shares of Series F Preferred Stock to Mr. Jim for services. The shares were valued at $89,930 based on a third-party valuation of stock on the date of issuance.

Acquisition of Vivis

Effective August 30, 2019, the Company entered into an agreement to purchase all of the outstanding stock of Vivis Corporation, a Wyoming corporation, (“Vivis”) from Sydney Jim, the Company’s CEO. The purchase price for Vivis is $35,000 cash and a royalty of 40 percent of gross revenue until $100,000 is paid declining to 25 percent until an additional $100,000 has been paid. There will be a 10 percent royalty in perpetuity. Since this transaction involves our CEO, it will be accounted for as a related party transaction. The assets acquired in the acquisition of Vivis were valued at $0 for accounting purposes. For the year ended January 31, 2010, we recognized a loss on acquisition of Vivis of $35,000.

The acquisition of Vivis was accounted for as an asset acquisition according to ASC 805-10 Business Combinations. The primary asset held by Vivis at the date of the acquisition was inventory.

Note 5. Advances

As of January 31, 2020 and 2019, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2020. As of January 31, 2020, the Company has a total deferred tax asset of $651,535 which is offset by an equal valuation allowance, resulting in a net deferred tax asset of $0.

The statutory tax rate for the years ended January 31, 2020 and 2019 was 21%. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2020 and 2019 are as follows.

	2020	2019
Tax benefit at U.S. statutory rate	$146,080	$510,188
less: amortization of beneficial conversion feature	(49,073)	(131,115)
less: valuation allowance	(97,007)	(379,073)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $3,102,547 as of January 31, 2020. This generated a deferred tax asset of $651,535 which is fully allowed for.

Note 7. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
Convertible note, dated July 31, 2015, bearing interest at 10% per annum, matured on July 31, 2017 and convertible into shares of common stock at $0.01 per share	—	72,640
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated March 14, 2016, bearing interest at 8% per annum, matured on March 14, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	1,217
Convertible note, dated May 26, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	49,286	67,986
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, bearing default interest at 24% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005	—	78,000
Convertible note, dated February 6, 2018, bearing interest at 8% per annum, bearing default interest at 24% per annum, maturing November 6, 2018, and convertible into shares of common stock at a 45% discount to the lowest trading price in the 20 days prior to conversion with a floor on the conversion price of $0.00005, in default	—	136,000
Convertible note, dated November 1, 2018, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing August 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to conversion with a floor on the conversion price of $0.00005	—	103,000
Convertible note, dated December 31, 2018, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing October 15, 2019, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	38,000
Convertible note, dated May 21, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing March 21, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	—
Convertible note, dated August 6, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing July 31, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	53,000	—
Convertible note, dated November 4, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing November 4, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	43,000	—
Total convertible notes payable	$384,997	$736,554
Less: discount on current convertible notes payable	(71,621)	(147,302)
Less: convertible notes payable, in default	(288,997)	(527,568)
Current convertible notes payable, net of discount	$24,379	$61,684

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

On November 4, 2019, we issued a convertible promissory note to a third party for cash proceeds of $40,000. The note is in the amount of $43,000, and it matures on November 4, 2020. The note bears interest at 8% per year and is convertible into shares of our common stock at a 39% discount to our lowest trading price over the preceding 15 days with a floor on the conversion price of $0.00005.

We evaluated the terms of the note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We then evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion discount of $60,000 on May 21, 2019, a beneficial conversion discount of $50,000 on August 6, 2019, and a beneficial conversion discount of $40,000 on November 4, 2019. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense using the effective interest method over the life of the respective notes.

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

During the years ended January 31, 2020 and 2019, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $233,681 and $624,359, respectively.

Conversions to Common Stock

During the year ended January 31, 2020, the holders of our convertible notes converted $461,771 of principal and accrued interest into 582,071,707 shares of our common stock. During the year ended January 31, 2019, the holders of our convertible promissory notes converted $152,637 of principal and accrued interest into 7,287,054 shares of our common stock.

See Note 8 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Settlement of Convertible Note Payable

During the year ended January 31, 2020, the Company paid $40,000 to fully settle the convertible note payable dated July 31, 2015. At the time of the settlement, outstanding principal was $72,640 and accrued interest was $41,685. The Company recognized a gain on settlement of convertible note payable of $74,325 during the year ended January 31, 2020.

Note 8. Shareholders’ Equity

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

Series F preferred stock issued for services

On March 15, 2019, we issued 1,000,000 shares of Series F Preferred Stock to Mr. Jim for services. The shares were valued at $89,930 based on a third-party valuation of stock on the date of issuance. The shares were valued at $89,930 based on a third-party estimate of the fair market value of the stock on the date of issuance.

The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of January 31, 2020, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Convertible preferred stock issued for services

In January 2020, our board of directors designated 50,000 shares of our preferred stock as Convertible Preferred Stock. The Convertible Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Convertible Preferred Stock has received cumulative dividends of $1,100,000, the dividend rate will reduce to 2%. The Convertible Preferred Stock is convertible into 100,000 post reverse shares of common stock of the Company. During the year ended January 31, 2020, the Company issued 50,000 shares of Convertible Preferred Stock and received cash proceeds of $250,000.

Conversions to common stock

During year ended January 31, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 21, 2019	$10,856	981,959
March 7, 2019	10,889	989,899
March 28, 2019	8,748	1,060,417
April 9, 2019	7,296	1,326,599
April 30, 2019	11,009	2,042,466
May 9, 2019	10,000	1,639,344
May 17, 2019	8,600	2,000,000
May 20, 2019	8,600	2,000,000
May 28, 2019	7,750	2,236,589
May 31, 2019	8,200	2,000,000
June 3, 2019	8,200	2,000,000
June 5, 2019	6,800	2,000,000
June 5, 2019	7,761	2,565,511
June 7, 2019	6,600	2,000,000
June 10, 2019	6,000	2,000,000
June 12, 2019	7,773	5,047,474
June 12, 2019	4,600	2,000,000
June 13, 2019	6,900	3,000,000
June 13, 2019	7,800	3,391,304
June 14, 2019	7,800	3,391,304
June 14, 2019	7,404	5,049,494
June 17, 2019	5,300	4,076,923
June 18, 2019	5,300	4,076,923
June 18, 2019	5,942	5,144,165
June 20, 2019	4,900	4,083,333
June 21, 2019	1,520	1,551,020
June 21, 2019	8,428	9,577,773
July 1, 2019	4,700	4,795,918
July 1, 2019	4,700	4,795,918
July 2, 2019	4,700	4,795,918
July 3, 2019	4,700	4,795,918
July 8, 2019	6,300	6,428,571
July 8, 2019	6,200	6,326,531
July 9, 2019	6,300	6,428,571
July 10, 2019	1,920	2,086,957
July 23, 2019	9,122	13,820,803
July 26, 2019	8,278	12,543,030
August 1, 2019	8,608	13,041,818
August 12, 2019	13,527	18,918,755
August 21, 2019	11,741	15,247,623
August 29, 2019	11,491	16,070,713
September 3, 2019	11,496	16,077,622
September 6, 2019	11,456	16,022,559
September 12, 2019	11,792	16,492,308
September 25, 2019	10,000	25,000,000
September 26, 2019	12,684	28,826,568
October 4, 2019	10,930	33,122,485
October 11, 2019	6,471	19,608,091
October 16, 2019	8,700	29,000,000
October 24, 2019	9,462	28,671,727
December 6, 2019	9,700	22,558,140
December 6, 2019	9,700	22,558,140
December 9, 2019	9,700	22,558,140
December 11, 2019	11,100	25,813,953
December 24, 2019	9,600	25,945,946
December 27, 2019	9,600	25,945,946
December 28, 2019	6,117	16,540,541
Total	$461,771	582,071,707

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

Note 9. Subsequent Event

During the period from February 1, 2020 through the date of this report, the holders of our convertible notes elected to convert $99,820 of principal and interest into 767,367,387 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2020 and 2019.

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

As of January 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; lack of a formal written policy for the approval, identification and authorization of related party transactions; and management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors will each serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

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

Committees of the Board of Directors

Our board of directors has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

Our directors are not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Our Board of Directors is comprised of Mr. Jim, Mr. Daniel Chen, Mr. Gilbert Fung, Mr. Cole Munger and Mr. Amar Raval. Mr. Jim is also an officer of the Company and is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2020, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Brown	2019	78,000	—	—	—	—	—	—	78,000
Former CEO and	2018	78,000	—	—	—	—	—	—	78,000
Chairman

Sydney Jim	2020	91,666	—	89,930	—	—	—	—	181,596
CEO and chairman	2019	76,000	—	1,464,000	—	—	—	—	1,540,000
of the board

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2020

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2020 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of June 17, 2020, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Sydney Jim, CEO (1)	20,000,000	2%

All directors and executive officers as a group (1) person.	20,000,000	2%

__________

(1) In addition to the common stock, Mr. Jim owns 1,000,000 shares of the Company’s Series F Preferred Stock which represents 100% of the outstanding Series F Preferred Stock. The Series F Preferred Stock carries 2/3 voting control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2020 and 2019:

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

Neutra Corp.

Date: June 24, 2020	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director