Form 10-Q
period 2020-04-30
NEUTRA CORP.
filed 2020-07-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 14, 2020, 1,383,565,422 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Wyoming corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2020	January 31, 2020
ASSETS

CURRENT ASSETS
Cash	$49,511	$177,176
Deposits	1,658	1,658
Inventory	2,495	3,500
Total current assets	53,644	182,334

Property and equipment, net	80,254	—

TOTAL ASSETS	$133,918	$182,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$410,721	$410,620
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Convertible notes payable, in default	288,997	288,997
Convertible notes payable, net of discount of $30,082 and $72,621, respectively	20,418	23,379
Accrued interest payable	192,940	173,623
Total current liabilities	1,048,281	1,031,824

TOTAL LIABILITIES	1,048,281	1,031,824

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 930,732,086 and 616,198,035 shares issued and outstanding at April 30, 2020 and January 31, 2020, respectively	930,732	616,198
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Convertible preferred stock; 50,000 shares issued and outstanding at April 30, 2020 and January 31, 2020	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at April 30, 2020 and January 31, 2020	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at April 30, 2020 and January 31, 2020	1,000	1,000
Additional paid-in capital	7,822,536	8,091,570
Accumulated deficit	(9,669,681)	(9,559,308)
Total stockholders’ deficit	(914,363)	(849,490)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,918	$177,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2020	2019

REVENUE	$3,036	$—
COST OF GOODS SOLD	1,023	—
GROSS PROFIT	2,013	—

OPERATING EXPENSES
General and administrative	50,531	66,951

LOSS FROM OPERATIONS	(48,518)	(66,951)

OTHER INCOME (EXPENSE)
Interest expense	(61,855)	(61,261)
Total other income (expense)	(61,855)	(61,261)

NET LOSS	$(110,373)	$(128,212)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	684,755,781	36,183,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Convertible Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2020	616,198,035	$616,198	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$8,091,570	$(9,559,308)	$(849,490)

Common stock issued for debt conversion	314,534,051	314,534	—	—	—	—	—	—	(269,034)	—	45,500
Net loss	—	—	—	—	—	—	—	—	—	(110,373)	(110,373)

BALANCE, April 30, 2020	930,732,086	$930,732	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,822,536	$(9,669,681)	$(914,363)

	Common Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, January 31, 2019	34,126,328	$34,126	1,000,000	$1,000	—	$—	$7,722,991	$(8,863,687)	$(1,105,570)

Common stock issued for debt conversion	6,401,340	6,401	—	—	—	—	42,397	—	48,798
Net loss	—	—	—	—	—	—	—	(128,212)	(128,212)

BALANCE, April 30, 2019	40,527,668	$40,527	1,000,000	$1,000	—	$—	$7,765,388	$(8,991,899)	$(1,184,984)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(110,373)	$(128,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	42,539	26,293

Changes in operating assets and liabilities:
Deposits	—	57,780
Inventory	1,005	—
Accounts payable and accrued liabilities	101	—
Accrued interest payable	19,317	34,968
NET CASH USED IN OPERATING ACTIVITIES	(47,411)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(80,254)	—
NET CASH USED IN INVESTINGACTIVITIES	(80,254)	—

NET INCREASE (DECREASE) IN CASH	(127,665)	—

CASH, at the beginning of the period	177,176	—

CASH, at the end of the period	$49,511	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of convertible notes payable	$45,500	$48,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

Note 2. Going Concern

For the three months ended April 30, 2020, the Company had a net loss of $110,373 and did not have positive cash flow from operations. As of April 30, 2020, the Company has negative working capital of $994,617.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2020 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine-month period ended April 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2020.

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

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over five years beginning when the asset is put in service. The Company did not record any depreciation expense during the three months ended April 30, 2020 and 2019.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of April 30, 2020 and January 31, 2020.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements. The Company adopted this update effective February 1, 2020. The adoption of the Update did not have an impact on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company adopted this Update effective February 1, 2020. The Company currently does not have any goodwill. The adoption of ASU No. 2017-04 did not have an impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted this update effective February 1, 2019. The adoption did not have an impact on the Company’s financial statements.

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of April 30, 2020 and January 31, 2020, the Company had amounts on deposit with its attorney in the amount of $1,658.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	April 30, 2020	January 31, 2020
Equipment	$80,254	$—
Total property and equipment	80,254	—
Less: accumulated depreciation	—	—
Property and equipment, net	$80,254	$—

Note 6. Related Party Transactions

During the three months ended April 30, 2020, we incurred and paid salary expense of $25,000 to our CEO, Sydney Jim. As of April 30, 2020, we owe Mr. Jim $49,555, which is recorded on the balance sheet in “Accounts Payable – Related Party.”

Note 7. Advances

As of April 30, 2020 and January 31, 2020, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of April 30, 2020 and January 31, 2020:

	April 30, 2020	January 31, 2020
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated May 26, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	49,286	49,286
Convertible note, dated August 6, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing July 31, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	7,500	53,000
Convertible note, dated November 4, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing November 4, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	43,000	43,000
Total convertible notes payable	$339,497	$384,997
Less: discount on current convertible notes payable	(30,082)	(71,621)
Less: convertible notes payable, in default	(288,997)	(288,997)
Current convertible notes payable, net of discount	$20,418	$24,379

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

During the three months ended April 30, 2020 and 2019, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $42,539 and $26,293, respectively.

Conversions to Common Stock

During the three months ended April 30, 2020, the holders of our convertible promissory notes converted $45,500 of principal into 314,534,051 shares of our common stock. During the three months ended April 30, 2019, the holders of our convertible promissory notes converted $48,798 of principal and accrued interest into 6,401,340 shares of our common stock

See Note 9 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 9. Shareholders’ Equity

Conversions to common stock

During three months ended April 30, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 3, 2020	$9,500	30,645,161
March 20, 2020	5,800	32,222,222
April 1, 2020	3,800	31,666,667
April 3, 2020	3,800	31,666,667
April 13, 2020	3,800	31,666,667
April 16, 2020	4,400	36,666,667
April 20, 2020	4,800	40,000,000
April 24, 2020	4,800	40,000,000
April 27, 2020	4,800	40,000,000
Total	$45,500	314,534,051

During three months ended April 30, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
February 21, 2019	$10,856	981,959
March 7, 2019	10,889	989,899
March 28, 2019	8,748	1,060,417
April 9, 2019	7,296	1,326,599
April 30, 2019	11,009	2,042,466
Total	$48,798	6,401,340

Note 10. Subsequent Events

During the period from May 1, 2020 through May 11, 2020, the holder of the convertible note payable dated August 6, 2019 elected to convert principal of $7,500 and accrued interest of $2,120 into 80,166,667 shares of common stock. The convertible note payable dated August 6, 2019 had a balance of $0 after these conversions.

During the period from May 1, 2020 through May 27, 2020, the holder of the convertible note payable dated November 4, 2019 elected to convert principal of $43,000 and accrued interest of $1,720 into 372,666,669 shares of common stock. The convertible note payable dated November 4, 2019 had a balance of $0 after these conversions.

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

As of April 30, 2020, we had cash on hand of $49,511.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2020 on Form 10-K.

Results of Operations

Three months ended April 30, 2020 compared to the three months ended April 30, 2019.

Revenue and Cost of Goods Sold

During the three months ended April 30, 2020, we recognized revenue of $3,036 and cost of goods sold of $1,023 related to the sales of CBD products which began in the second half of the prior fiscal year. There were no sales during the comparable period of the prior year.

General and Administrative Expenses

We recognized general and administrative expenses of $50,531 and $66,951 for the three months ended April 30, 2020 and 2019, respectively. The decrease is primarily due to decreased professional fees.

Interest Expense

Interest expense increased from $61,261 for the three months ended April 30, 2019 to $61,855 for the three months ended April 30, 2020. During the three months ended April 30, 2020, we amortized $42,539 of the discount on our convertible notes, compared to $26,293 for the comparable period of 2019. The remaining increase is due to higher interest expense on our convertible promissory notes which are in default.

Net Loss

We incurred a net loss of $110,373 for three months ended April 30, 2020 as compared to $128,212 for the comparable period of 2019.

Liquidity and Capital Resources

At April 30, 2020, we had cash on hand of $49,511. We have negative working capital of $994,617. Net cash used in operating activities for the three months ended April 30, 2020 was $47,411. Cash on hand is adequate to fund our operations for approximately three months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of April 30, 2020, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended April 30, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 3, 2020	$9,500	30,645,161
March 20, 2020	5,800	32,222,222
April 1, 2020	3,800	31,666,667
April 3, 2020	3,800	31,666,667
April 13, 2020	3,800	31,666,667
April 16, 2020	4,400	36,666,667
April 20, 2020	4,800	40,000,000
April 24, 2020	4,800	40,000,000
April 27, 2020	4,800	40,000,000
Total	$45,500	314,534,051

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

Neutra Corp.

Date: July 14, 2020	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director