Form 10-Q/A
period 2020-04-30
NEUTRA CORP.
filed 2020-07-17
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020 (“Form 10-Q”) is to include disclosure of the Registrant’s reliance on an exemption relating to COVID-19, which was inadvertently omitted from the Form 10-Q for the quarterly period ended April 30, 2020, filed with the Securities and Exchange Commission on July 14, 2020. Specifically, the Company relied on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465)(the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19. The disclosure is included on page 3 under the heading OTHER PERTINENT INFORMATION.

This Amendment No. 1 also includes Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended April 30, 2020, filed with the Securities and Exchange Commission on July 14, 2020.

Additionally, we corrected typographical errors as listed below:

1. CONSOLIDATED BALANCE SHEETS on page 4, under the column heading “April 30, 2020”, the line item “Total current assets” incorrectly stated a value of “53,644”. The value has been corrected to “53,664”.

2. CONSOLIDATED BALANCE SHEETS on page 4, under the column heading “January 31, 2020”, the line item “TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT” incorrectly stated a value of “$177,176”. The value has been corrected to “$182,334”.

3. CONSOLIDATED STATEMENTS OF CASH FLOWS on page 7, under the column heading “2019”, the line item “Accounts payable and accrued liabilities” incorrectly stated a value of “—”. The value has been corrected to “9,171”.

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

Due to the outbreak of, and local, state and federal governmental responses to, the COVID-19 coronavirus pandemic, the Company filed a current report on Form 8-K to avail itself of an extension to file this Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 (the “Quarterly Report”), originally due on June 15, 2020. Specifically, the Company relied on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465)(the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

The Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. These disruptions include, but are not limited to: office closures and the unavailability of key Company personnel and contractors required to prepare the Company’s financial statements for the quarter ended April 30, 2020 due to suggested, and mandated, social quarantining and work from home orders. The Company has also been delayed in preparing the Quarterly Report due to delays in obtaining information from third parties who have similarly been unavailable and/or have not had sufficient time to complete the items requested.

As such, the Company relied on the Order and will be made use of the 45-day grace period provided by the Order to delay filing of the Quarterly Report.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2020	January 31, 2020
ASSETS

CURRENT ASSETS
Cash	$49,511	$177,176
Deposits	1,658	1,658
Inventory	2,495	3,500
Total current assets	53,664	182,334

Property and equipment, net	80,254	—

TOTAL ASSETS	$133,918	$182,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$410,721	$410,620
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Convertible notes payable, in default	288,997	288,997
Convertible notes payable, net of discount of $30,082 and $72,621, respectively	20,418	23,379
Accrued interest payable	192,940	173,623
Total current liabilities	1,048,281	1,031,824

TOTAL LIABILITIES	1,048,281	1,031,824

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 930,732,086 and 616,198,035 shares issued and outstanding at April 30, 2020 and January 31, 2020, respectively	930,732	616,198
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Convertible preferred stock; 50,000 shares issued and outstanding at April 30, 2020 and January 31, 2020	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at April 30, 2020 and January 31, 2020	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at April 30, 2020 and January 31, 2020	1,000	1,000
Additional paid-in capital	7,822,536	8,091,570
Accumulated deficit	(9,669,681)	(9,559,308)
Total stockholders’ deficit	(914,363)	(849,490)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,918	$182,334

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

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(110,373)	$(128,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	42,539	26,293

Changes in operating assets and liabilities:
Deposits	—	57,780
Inventory	1,005	—
Accounts payable and accrued liabilities	101	9,171
Accrued interest payable	19,317	34,968
NET CASH USED IN OPERATING ACTIVITIES	(47,411)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(80,254)	—
NET CASH USED IN INVESTINGACTIVITIES	(80,254)	—

NET INCREASE (DECREASE) IN CASH	(127,665)	—

CASH, at the beginning of the period	177,176	—

CASH, at the end of the period	$49,511	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of convertible notes payable	$45,500	$48,798

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

Neutra Corp.

Date: July 16, 2020	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director