Form 10-Q
period 2020-07-31
NEUTRA CORP.
filed 2020-09-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2020, 1,383,565,422 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2020	January 31, 2020
ASSETS

CURRENT ASSETS
Cash	$59,782	$177,176
Deposits	1,658	1,658
Inventory	1,532	3,500
Total current assets	62,972	182,334

Property and equipment, net	122,523	—

TOTAL ASSETS	$185,495	$182,334

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$413,156	$410,620
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Advance payable to related party	11,000	—
Convertible notes payable, in default	239,711	288,997
Convertible notes payable, net of discount of $— and $72,621, respectively	—	23,379
Accrued interest payable	168,749	173,623
Total current liabilities	967,821	1,031,824

TOTAL LIABILITIES	967,821	1,031,824

COMMITMENTS AND CONTINGENCIES	—	—

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 115,000 shares issued and outstanding at July 31, 2020	115,500	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,383,565,422 and 616,198,035 shares issued and outstanding at July 31, 2020 and January 31, 2020, respectively	1,383,565	616,198
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Convertible preferred stock; 50,000 shares issued and outstanding at July 31, 2020 and January 31, 2020	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at July 31, 2020 and January 31, 2020	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at July 31, 2020 and January 31, 2020	1,000	1,000
Preferred stock subscribed but not issued	50,000	—
Additional paid-in capital	7,424,043	8,091,570
Accumulated deficit	(9,757,484)	(9,559,308)
Total stockholders’ deficit	(897,826)	(849,490)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$185,495	$177,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019

REVENUE	$6,741	$—	$3,705	$—
COST OF GOODS SOLD	1,912	—	889	—
GROSS MARGIN	4,829	—	2,816	—

OPERATING EXPENSES
Depreciation	6,688	—	6,688	—
General and administrative	133,516	124,654	82,985	57,703

LOSS FROM OPERATIONS	(135,375)	(124,654)	(86,857)	(57,703)

OTHER INCOME (EXPENSE)
Interest expense	(108,722)	(215,681)	(46,867)	(154,420)
Gain on settlement of debt	61,421	74,325	61,421	74,325
Total other income (expense)	(47,301)	(141,356)	14,554	(80,095)

NET LOSS	$(182,676)	$(266,010)	$(72,303)	$(137,798)

Deemed dividend on Series G convertible preferred stock	(15,500)	—	(15,500)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(198,176)	$—	$(87,803)	$—

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	689,795,022	64,486,076	984,251,075	91,865,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated	Stock subscribed but not
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total

BALANCE, January 31, 2020	616,198,035	$616,198	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$8,091,570	$(9,559,308)	$—	$(849,490)

Common stock issued for debt conversion	314,534,051	314,534	—	—	—	—	—	—	(269,034)	—	—	45,500
Net loss	—	—	—	—	—	—	—	—	—	(110,373)	—	(110,373)

BALANCE, April 30, 2020	930,732,086	$930,732	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,822,536	$(9,669,681)	$—	$(914,363)

Common stock issued for debt conversion	452,833,336	452,833	—	—	—	—	—	—	(398,493)	—	—	54,340
Cash received for stock subscription	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	(15,500)	—	(15,500)
Net loss	—	—	—	—	—	—	—	—	—	(72,303)	—	(72,303)

BALANCE, July 31, 2020	1,383,565,422	$1,383,565	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,424,043	$(9,757,484)	$50,000	$(897,826)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT, continued

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(182,676)	$(266,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	72,621	153,626
Gain on extinguishment of convertible note payable	(61,421)	(74,325)
Depreciation	6,688	—

Changes in operating assets and liabilities:
Deposits	—	122,632
Prepaid expenses	—	(25,000)
Inventory	1,968	—
Accounts payable and accrued liabilities	2,536	9,170
Accrued interest payable	36,101	61,124
NET CASH USED IN OPERATING ACTIVITIES	(124,183)	(18,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(129,211)	—
NET CASH USED IN INVESTING ACTIVITIES	(129,211)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscription received	50,000	—
Proceeds from sale of Series G convertible preferred stock	100,000	—
Proceeds from advance from related party	11,000	—
Proceeds from issuance of convertible notes payable	—	60,000
Repayments of convertible notes payable	(25,000)	(41,217)
NET CASH PROVIDED BY FINANCING ACTIVITIES	136,000	18,783

NET DECREASE IN CASH	(117,394)	—

CASH, at the beginning of the period	177,176	—

CASH, at the end of the period	$59,782	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of convertible notes payable	$98,840	$257,896
Beneficial conversion discount on convertible notes payable	$—	$60,000
Deemed dividend on Series G convertible preferred stock	$15,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

Note 2. Going Concern

For the six months ended July 31, 2020, the Company had a net loss of $182,676 and did not have positive cash flow from operations. As of July 31, 2020, the Company has negative working capital of $904,849.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2020 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six-month period ended July 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2021.

Basis of Presentation

The condensed consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

Consolidated Financial Statements

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Diamond Anvil Designs, LLC and Vivis Corporation, from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the six months ended July 31, 2020, the Company recognized depreciation expense of $6,688. The Company did not record any depreciation expense during the six months ended July 31, 2019.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of July 31, 2020 and January 31, 2020.

Mezzanine equity

Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of July 31, 2020 and January 31, 2020, the Company had amounts on deposit with its attorney in the amount of $1,658.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	July 31, 2020	January 31, 2020
Equipment	$129,211	$—
Total property and equipment	129,211	—
Less: accumulated depreciation	(6,688)	—
Property and equipment, net	$122,523	$—

Note 6. Related Party Transactions

During the six months ended July 31, 2020, we incurred and paid salary expense of $50,000 to our CEO, Sydney Jim. During the six months ended July 31, 2020, a company owned by Mr. Jim advanced $11,000 to the Company for working capital. This amount is non-interest bearing and payable on demand. As of July 31, 2020, we owe Mr. Jim, or entities controlled by him, $60,555, which is recorded on the balance sheet in “Accounts Payable – Related Party” and “Advances payable to related party.”

Note 7. Advances

As of July 31, 2020 and January 31, 2020, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of July 31, 2020 and January 31, 2020:

	July 31, 2020	January 31, 2020
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated May 26, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	49,286
Convertible note, dated August 6, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing July 31, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	53,000
Convertible note, dated November 4, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing November 4, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	43,000
Total convertible notes payable	$239,711	$384,997
Less: discount on current convertible notes payable	—	(71,621)
Less: convertible notes payable, in default	(239,711)	(288,997)
Current convertible notes payable, net of discount	$—	$24,379

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

During the six months ended July 31, 2020 and 2019, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $72,621 and $153,626, respectively.

Settlement of Convertible Note Payable

During the six months ended July 31, 2020, the Company paid $25,000 to fully settle the convertible note payable dated May 26, 2016. At the time of the settlement, outstanding principal was $49,286 and accrued interest was $37,135. The Company recognized a gain on settlement of convertible note payable of $61,421 during the six months ended July 31, 2020. As a part of the settlement, the holder of the remaining notes dated October 31, 2015 and January 31, 2016 has agreed that it will not request conversion of any convertible notes payable through December 31, 2020.

During the six months ended July 31, 2019, the Company paid $40,000 to fully settle the convertible note payable dated July 31, 2015. At the time of the settlement, outstanding principal was $72,640 and accrued interest was $41,685. The Company recognized a gain on settlement of convertible note payable of $74,325 during the six months ended July 31, 2019.

Conversions to Common Stock

During the six months ended July 31, 2020, the holders of our convertible promissory notes converted $99,840 of principal and accrued interest into 767,367,387 shares of our common stock. During the six months ended July 31, 2019, the holders of our convertible promissory notes converted $257,896 of principal and accrued interest into 144,050,532 shares of our common stock.

See Note 9 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 9. Shareholders’ Equity

Conversions to common stock

During six months ended July 31, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 3, 2020	$9,500	30,645,161
March 20, 2020	5,800	32,222,222
April 1, 2020	3,800	31,666,667
April 3, 2020	3,800	31,666,667
April 13, 2020	3,800	31,666,667
April 16, 2020	4,400	36,666,667
April 20, 2020	4,800	40,000,000
April 24, 2020	4,800	40,000,000
April 27, 2020	4,800	40,000,000
May 7, 2020	4,800	40,000,000
May 11, 2020	4,820	40,166,667
May 13, 2020	4,800	40,000,000
May 18, 2020	6,200	51,666,667
May 20, 2020	6,200	51,666,667
May 21, 2020	6,200	51,666,667
May 26, 2020	6,200	51,666,667
May 26, 2020	6,200	51,666,667
May 27, 2020	6,200	51,666,667
May 27, 2020	2,720	22,666,667
Total	$99,840	767,367,387

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

No gain or loss was recognized on the above conversions as they occurred within the terms of the agreement which provided for conversion.

Series G convertible preferred stock

In July 2020, the Company issued 115,000 shares of Series G convertible preferred stock and received cash proceeds of $100,000. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first six months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for six months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is redeemable by the holders upon certain events of default which are not within the Company’s control. The $15,000 difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the six months ended July 31, 2020, the Company accrued dividends of $500.

Series B convertible preferred stock

During the six months ended July 31, 2020, the Company received $50,000 for the subscription of 10,000 shares of Series B convertible preferred stock. These shares have not been formally designated and have not been issued as of July 31, 2020. The rights and privileges of ownership have not been designated. The $50,000 proceeds were recognized as Preferred stock subscribed but not issued on the Condensed Consolidated Balance Sheet.

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

As of July 31, 2020, we had cash on hand of $59,782.

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

Results of Operations

Six months ended July 31, 2020 compared to the six months ended July 31, 2019.

Revenue and Cost of Goods Sold

During the six months ended July 31, 2020, we recognized revenue of $6,741 and cost of goods sold of $1,912 related to the sales of CBD products which began in the second half of the prior fiscal year. There were no sales during the comparable period of the prior year.

Depreciation

We recognized depreciation of $6,688 for the six months ended July 31, 2020 related to equipment which was placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $133,516 and $124,654 for the six months ended July 31, 2020 and 2019, respectively. The increase is primarily related to the increase in operating expenses as a result of beginning to manufacture and sell products.

Interest Expense

Interest expense decreased from $215,681 for the six months ended July 31, 2019 to $108,722 for the six months ended July 31, 2020. During the six months ended July 31, 2020, we amortized $72,621 of the discount on our convertible notes, compared to $153,626 for the comparable period of 2019. The remaining decrease is due to lower levels of outstanding debt.

Gain on Modification of Convertible Note Payable

Gain on modification of convertible notes payable was $61,421 and $74,325 for the six months ended July 31, 2020 and 2019, respectively. The gains were the result of settling outstanding debt for less the amount previously recognized.

Net Loss

We incurred a net loss of $182,676 for six months ended July 31, 2020 as compared to $266,010 for the comparable period of 2019.

Three months ended July 31, 2020 compared to the three months ended July 31, 2019.

Revenue and Cost of Goods Sold

During the three months ended July 31, 2020, we recognized revenue of $3,705 and cost of goods sold of $889 related to the sales of CBD products which began in the second half of the prior fiscal year. There were no sales during the comparable period of the prior year.

Depreciation

We recognized depreciation of $6,688 for the three months ended July 31, 2020 related to equipment which was placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $82,985 and $57,703 for the three months ended July 31, 2020 and 2019, respectively. The increase is primarily related to the increase in operating expenses as a result of beginning to manufacture and sell products.

Interest Expense

Interest expense decreased from $154,420 for the three months ended July 31, 2019 to $46,867 for the three months ended July 31, 2020. During the three months ended July 31, 2020, we amortized $30,082 of the discount on our convertible notes, compared to $127,333 for the comparable period of 2019. The remaining decrease is due to lower outstanding debt.

Gain on Modification of Convertible Note Payable

Gain on modification of convertible notes payable was $61,421 and $74,325 for the six months ended July 31, 2020 and 2019, respectively. The gains were the result of settling outstanding debt for less the amount previously recognized.

Net Loss

We incurred a net loss of $72,303 for three months ended July 31, 2020 as compared to $137,798 for the comparable period of 2019.

Liquidity and Capital Resources

At July 31, 2020, we had cash on hand of $59,782. We have negative working capital of $904,849. Net cash used in operating activities for the six months ended July 31, 2020 was $113,183. Cash on hand is adequate to fund our operations for approximately three months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of July 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of July 31, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of July 31, 2020, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended July 31, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
May 7, 2020	4,800	40,000,000
May 11, 2020	4,820	40,166,667
May 13, 2020	4,800	40,000,000
May 18, 2020	6,200	51,666,667
May 20, 2020	6,200	51,666,667
May 21, 2020	6,200	51,666,667
May 26, 2020	6,200	51,666,667
May 26, 2020	6,200	51,666,667
May 27, 2020	6,200	51,666,667
May 27, 2020	2,720	22,666,667
Total	$54,340	452,833,336

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

Neutra Corp.

Date: September 14, 2020	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director