Form 10-Q/A
period 2020-07-31
NEUTRA CORP.
filed 2020-09-22
CIK 1512886

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended July 31, 2020, filed with the Securities and Exchange Commission on September 14, 2020.

Additionally, we corrected a typographical error in the CONSOLIDATED BALANCE SHEETS on page 4, under the column heading “January 31, 2020”, the line item “TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT” incorrectly stated a value of “$177,176”. The value has been corrected to “$182,334”.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2020	January 31, 2020
ASSETS

CURRENT ASSETS
Cash	$59,782	$177,176
Deposits	1,658	1,658
Inventory	1,532	3,500
Total current assets	62,972	182,334

Property and equipment, net	122,523	—

TOTAL ASSETS	$185,495	$182,334

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$413,156	$410,620
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Advance payable to related party	11,000	—
Convertible notes payable, in default	239,711	288,997
Convertible notes payable, net of discount of $— and $72,621, respectively	—	23,379
Accrued interest payable	168,749	173,623
Total current liabilities	967,821	1,031,824

TOTAL LIABILITIES	967,821	1,031,824

COMMITMENTS AND CONTINGENCIES	—	—

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 115,000 shares issued and outstanding at July 31, 2020	115,500	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,383,565,422 and 616,198,035 shares issued and outstanding at July 31, 2020 and January 31, 2020, respectively	1,383,565	616,198
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Convertible preferred stock; 50,000 shares issued and outstanding at July 31, 2020 and January 31, 2020	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at July 31, 2020 and January 31, 2020	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at July 31, 2020 and January 31, 2020	1,000	1,000
Preferred stock subscribed but not issued	50,000	—
Additional paid-in capital	7,424,043	8,091,570
Accumulated deficit	(9,757,484)	(9,559,308)
Total stockholders’ deficit	(897,826)	(849,490)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$185,495	$182,334

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

Neutra Corp.

Date: September 22, 2020	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director