Form 10-Q
period 2020-10-31
NEUTRA CORP.
filed 2020-12-21
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 21, 2020, 1,383,565,422 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2020	January 31, 2020
ASSETS

CURRENT ASSETS
Cash	$13,475	$177,176
Deposits	1,610	1,658
Inventory	2,032	3,500
Total current assets	17,117	182,334

Property and equipment, net	149,160	—

TOTAL ASSETS	$166,277	$182,334

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$418,156	$410,620
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Advance payable to related party	11,000	—
Convertible notes payable, in default	239,711	288,997
Convertible notes payable, net of discount of $— and $72,621, respectively	—	23,379
Accrued interest payable	183,855	173,623
Total current liabilities	987,927	1,031,824

TOTAL LIABILITIES	987,927	1,031,824

COMMITMENTS AND CONTINGENCIES	—	—

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 200,700 shares issued and outstanding at October 31, 2020	200,700	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,383,565,422 and 616,198,035 shares issued and outstanding at October 31, 2020 and January 31, 2020, respectively	1,383,565	616,198
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at October 31, 2020 and January 31, 2020	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at October 31, 2020 and January 31, 2020	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2020 and January 31, 2020	1,000	1,000
Additional paid-in capital	7,424,043	8,091,570
Preferred stock subscribed but not issued	50,000	—
Accumulated deficit	(9,882,008)	(9,559,308)
Total stockholders’ deficit	(1,022,350)	(849,490)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$166,277	$182,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended October 31,		Three months ended October 31,
	2020	2019	2020	2019

REVENUE	$7,467	$—	$726	$—
COST OF GOODS SOLD	1,912	—	—	—
GROSS MARGIN	5,555	—	726	—

OPERATING EXPENSES
Depreciation	17,363	—	10,675	—
General and administrative	217,786	305,439	84,270	180,785

LOSS FROM OPERATIONS	(229,594)	(305,439)	(94,219)	(180,785)

OTHER INCOME (EXPENSE)
Interest expense	(123,827)	(253,955)	(15,105)	(38,274)
Gain on settlement of debt	61,421	74,325	—	—
Total other income (expense)	(62,406)	(179,630)	(15,105)	(38,274)

NET LOSS	$(292,000)	$(485,069)	$(109,324)	$(219,059)

Deemed dividend on Series G convertible preferred stock	(30,700)	—	(15,200)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(322,700)	$(485,069)	$(124,524)	$(219,059)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	541,043,468	142,942,479	801,493,715	298,801,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated	Stock subscribed but not
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total

BALANCE, January 31, 2020	616,198,035	$616,198	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$8,091,570	$(9,559,308)	$—	$(849,490)

Common stock issued for debt conversion	314,534,051	314,534	—	—	—	—	—	—	(269,034)	—	—	45,500
Net loss	—	—	—	—	—	—	—	—	—	(110,373)	—	(110,373)

BALANCE, April 30, 2020	930,732,086	$930,732	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,822,536	$(9,669,681)	$—	$(914,363)

Common stock issued for debt conversion	452,833,336	452,833	—	—	—	—	—	—	(398,493)	—	—	54,340
Cash received for stock subscription	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	(15,500)	—	(15,500)
Net loss	—	—	—	—	—	—	—	—	—	(72,303)	—	(72,303)

BALANCE, July 31, 2020	1,383,565,422	$1,383,565	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,424,043	$(9,757,484)	$50,000	$(897,826)

Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	(15,200)	—	(15,200)
Net loss	—	—	—	—	—	—	—	—	—	(109,324)	—	(109,324)

BALANCE, October 31, 2020	1,383,565,422	$1,383,565	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,424,043	$(9,882,008)	$50,000	$(1,022,350)

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

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(292,000)	$(485,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	72,621	167,660
Gain on extinguishment of convertible note payable	(61,421)	(74,325)
Depreciation	17,363	—
Preferred stock issued for services	—	89,930

Changes in operating assets and liabilities:
Deposits	48	160,400
Prepaid expenses	—	(12,500)
Inventory	1,468	—
Accounts payable and accrued liabilities	7,536	(243)
Accrued interest payable	51,207	85,364
NET CASH USED IN OPERATING ACTIVITIES	(203,178)	(68,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(166,523)	—
NET CASH USED IN INVESTING ACTIVITIES	(166,523)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscription received	50,000	—
Proceeds from advances from related party	11,000	—
Proceeds from sale of Series G convertible preferred stock	170,000	—
Proceeds from issuance of convertible notes payable	—	110,000
Repayments of convertible notes payable	(25,000)	(41,217)
NET CASH PROVIDED BY FINANCING ACTIVITIES	206,000	68,783

NET DECREASE IN CASH	(163,701)	—

CASH, at the beginning of the period	177,176	—

CASH, at the end of the period	$13,475	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of convertible notes payable	$99,840	$257,896
Beneficial conversion discount on convertible notes payable	$—	$60,000
Deemed dividend on Series G convertible preferred stock	$30,700	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

Note 2. Going Concern

For the nine months ended October 31, 2020, the Company had a net loss of $292,000 and did not have positive cash flow from operations. As of October 31, 2020, the Company has negative working capital of $970,810.

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

The results of operations for the nine-month period ended October 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2021.

Basis of Presentation

The condensed consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

Consolidated Financial Statements

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Diamond Anvil Designs, LLC and Vivis Corporation (Vivis), from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the nine months ended October 31, 2020, the Company recognized depreciation expense of $17,363. The Company did not record any depreciation expense during the nine months ended October 31, 2019.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of October 31, 2020 and January 31, 2020.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of October 31, 2020 and January 31, 2020, the Company had amounts on deposit with its attorney in the amount of $1,610 and $1,658, respectively.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	October 31, 2020	January 31, 2020
Equipment	$166,523	$—
Total property and equipment	166,523	—
Less: accumulated depreciation	(17,363)	—
Property and equipment, net	$149,160	$—

Note 6. Related Party Transactions

During the nine months ended October 31, 2020, we incurred and paid salary expense of $75,000 to our CEO, Sydney Jim. During the nine months ended October 31, 2020, a company owned by Mr. Jim advanced $11,000 to the Company for working capital. This amount is non-interest bearing and payable on demand. As of October 31, 2020, we owe Mr. Jim, or entities controlled by him, $60,555, which is recorded on the balance sheet in “Accounts Payable – Related Party” and “Advances payable to related party.”

Note 7. Advances

As of October 31, 2020 and January 31, 2020, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2020 and January 31, 2020:

	October 31, 2020	January 31, 2020
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated May 26, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price	—	49,286
Convertible note, dated August 6, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing July 31, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	53,000
Convertible note, dated November 4, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing November 4, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	43,000
Total convertible notes payable	$239,711	$384,997
Less: discount on current convertible notes payable	—	(71,621)
Less: convertible notes payable, in default	(239,711)	(288,997)
Current convertible notes payable, net of discount	$—	$24,379

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

During the nine months ended October 31, 2020 and 2019, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $72,621 and $167,660, respectively.

Settlement of Convertible Note Payable

During the nine months ended October 31, 2020, the Company paid $25,000 to fully settle the convertible note payable dated May 26, 2016. At the time of the settlement, outstanding principal was $49,286 and accrued interest was $37,135. The Company recognized a gain on settlement of convertible note payable of $61,421 during the nine months ended October 31, 2020. As a part of the settlement, the holder of the remaining notes dated October 31, 2015 and January 31, 2016 has agreed that it will not request conversion of any convertible notes payable through December 31, 2020.

During the nine months ended July 31, 2019, the Company paid $40,000 to fully settle the convertible note payable dated July 31, 2015. At the time of the settlement, outstanding principal was $72,640 and accrued interest was $41,685. The Company recognized a gain on settlement of convertible note payable of $74,325 during the nine months ended July 31, 2019.

Conversions to Common Stock

During the nine months ended October 31, 2020, the holders of our convertible promissory notes converted $99,840 of principal and accrued interest into 767,367,387 shares of our common stock. During the nine months ended October 31, 2019, the holders of our convertible promissory notes converted $396,252 of principal and accrued interest into 420,150,901 shares of our common stock.

See Note 9 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 9. Shareholders’ Equity

Conversions to common stock

During nine months ended October 31, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

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

During nine months ended July 31, 2019, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

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

Series G convertible preferred stock

In nine months ended October 31, 2020, the Company issued 200,700 shares of Series G convertible preferred stock and received cash proceeds of $170,000. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first nine months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for nine months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is redeemable by the holders upon certain events of default which are not within the Company’s control. The $30,000 difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the nine months ended October 31, 2020, the Company accrued dividends of $700.

Series B convertible preferred stock

During the nine months ended October 31, 2020, the Company received $50,000 for the subscription of 10,000 shares of Series B convertible preferred stock. These shares have not been formally designated and have not been issued as of October 31, 2020. The $50,000 proceeds was included as preferred stock subscribed but not issued in the condensed consolidated balance sheet as of October 31, 2020.

Subsequent Event – During November 2020, the shares were designated and issued. The Series B convertible preferred stock carries no voting rights, has a stated value of $5.00 per share and is convertible at the option of the holder into 800 shares of common stock of the Company per share of Series B convertible preferred stock. The holders of the Series B convertible preferred stock receive dividends of 0.4% of the earnings of the Company’s subsidiary, Vivis.

Subsequent event - Series C convertible preferred stock

In November 2020, the Company issued 40,000 shares of Series C convertible preferred stock in exchange for cash proceeds of $200,000. The Series C convertible preferred stock carries no voting rights, has a stated value of $5.00 per share and is convertible at the option of the holder into 38 shares of common stock of the Company per share of Series C convertible preferred stock. The holders of the Series B convertible preferred stock receive dividends of 10% of the earnings of the Company’s subsidiary, Vivis.

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

As of October 31, 2020, we had cash on hand of $13,475.

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

Results of Operations

Nine months ended October 31, 2020 compared to the nine months ended October 31, 2019.

Revenue and Cost of Goods Sold

During the nine months ended October 31, 2020, we recognized revenue of $7,467 and cost of goods sold of $1,912 related to the sales of CBD products which began in the second half of the prior fiscal year. There were no sales during the comparable period of the prior year.

Depreciation

We recognized depreciation of $17,363 for the nine months ended October 31, 2020 related to equipment which was placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $217,786 and $305,439 for the nine months ended October 31, 2020 and 2019, respectively. The decrease is primarily related to stock compensation expense $89,930 recognized during the nine months ended October 31, 2019 compared to $0 during the current year period.

Interest Expense

Interest expense decreased from $253,955 for the nine months ended October 31, 2019 to $123,827 for the nine months ended October 31, 2020. During the nine months ended October 31, 2020, we amortized $72,621 of the discount on our convertible notes, compared to $167,660 for the comparable period of 2019. The remaining decrease is due to lower levels of outstanding debt.

Gain on Modification of Convertible Note Payable

Gain on modification of convertible notes payable was $61,421 and $74,325 for the nine months ended October 31, 2020 and 2019, respectively. The gains were the result of settling outstanding debt for less the amount previously recognized.

Net Loss

We incurred a net loss of $292,000 for nine months ended October 31, 2020 as compared to $485,069 for the comparable period of 2019.

Three months ended October 31, 2020 compared to the three months ended October 31, 2019.

Revenue and Cost of Goods Sold

During the three months ended October 31, 2020, we recognized revenue of $726 related to the sales of CBD products which began in the second half of the prior fiscal year. There were no sales during the comparable period of the prior year.

Depreciation

We recognized depreciation of $10,675 for the three months ended October 31, 2020 related to equipment which was placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $84,270 and $180,785 for the three months ended October 31, 2020 and 2019, respectively. The decrease is primarily related to stock compensation expense $89,930 recognized during the three months ended October 31, 2019 compared to $0 during the current year period.

Interest Expense

Interest expense decreased from $38,274 for the three months ended October 31, 2019 to $15,105 for the three months ended October 31, 2020. The decrease is due to lower outstanding debt.

Net Loss

We incurred a net loss of $109,324 for three months ended October 31, 2020 as compared to $219,059 for the comparable period of 2019.

Liquidity and Capital Resources

At October 31, 2020, we had cash on hand of $13,475. We have negative working capital of $970,810. Net cash used in operating activities for the nine months ended October 31, 2020 was $192,178. Cash on hand is adequate to fund our operations for approximately three months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of October 31, 2020, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended October 31, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

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

Neutra Corp.

Date: December 21, 2020	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director