Form 10-K
period 2021-01-31
NEUTRA CORP.
filed 2021-05-17
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2020 was $2,181,705.

There were 1,518,950,011 shares of the Registrant’s common stock outstanding as of May 17, 2021.

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

Employees and Employment Agreements

We currently have 15 employees. We have employment agreements with our key employees.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas 77478. Our telephone number is 702-793-4121. Our manufacturing facility is located in Katy, Texas.

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

Common Stock

We are authorized to issue unlimited shares of common stock, with a par value of $0.001. The closing price of our common stock on May 31, 2021, as quoted by OTC Markets Group, Inc., was $0.0043. There were 1,492,765,422 shares of common stock issued and outstanding as of January 31, 2021. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Wyoming contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2021, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2021.

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

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of January 31, 2021, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. As of January 31, 2021, there are no shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. As of January 31, 2021, there are no shares of Series C Preferred Stock outstanding.

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

Series F Preferred Stock. On March 15, 2019, our board of directors designated 1,000,000 shares of our preferred stock as Series F Preferred Stock. The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2021, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of the date of this report, there are 1,000,000 shares Series E Preferred Stock outstanding.

Series G Preferred Stock. During the year ended January 31 2021, our board of directors designated 1,000,000 shares of our preferred stock as Series G Preferred Stock. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first nine months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for nine months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. During the year ended January 31, 2021, we issued 271,800 shares of Series G convertible preferred stock and received cash proceeds of $230,000. During the year ended January 31, 2021, 115,500 shares of Series G convertible preferred stock were converted into 109,200,000 shares of our common stock. As of January 31, 2021, there were 156,300 shares of Series G convertible stock outstanding and $2,634 of accrued dividends payable.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2021, the Company issued shares of common stock as a result of the conversion of Series G Convertible Preferred Stock, as detailed in the following table:

Date	Shares Converted	Number of Shares Issued
January 19, 2021	50,000	47,272,727
January 22, 2021	65,500	61,927,273
Total	115,500	109,200,000

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

As of January 31, 2021, we had cash on hand of $23,308.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $538,892 for the year ended January 31, 2021. We had a working capital deficit of $977,000 as of January 31, 2021. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2021 was $412,378.

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

Fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020.

Revenue

We recognized revenue of $9,687 and $6,395 for the years ended January 31, 2021 and 2020, respectively. Revenue was generated from the sale of our CBD sports creams and other products.

Cost of Goods Sold

We incurred cost of goods sold of $42,944 for the year ended January 31, 2021.

Depreciation

We recognized depreciation of $30,666 for the years ended January 31, 2021 as a result of the acquisition of property and equipment during the period.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $414,742 and $400,640 for the years ended January 31, 2021 and 2020, respectively.

Interest Expense

Interest expense decreased from $340,701 for the year ended January 31, 2020 to $121,648 for the year ended January 31, 2021 as a result of the decrease in convertible notes payable.

Net Loss

We incurred a net loss of $538,892 for the year ended January 31, 2021 as compared to $695,621 for the comparable period of 2020. The decrease in the net loss was primarily the result of lower interest expense as discussed above.

Liquidity and Capital Resources

As of the date of this filing, we had yet to generate significant revenues from our business operations.

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

We raised the cash amounts to be used in these activities from convertible notes payable. We currently have negative working capital of $977,000.

As of January 31, 2021, we had $23,308 of cash on hand. This amount of cash will be adequate to fund our operations for less than twelve months.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2021 and 2020. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2021, the Company had a net loss of $538,892 and generated negative cash flow from operations in the amount of $412,378. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neutra Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neutra Corp. (the Company) as of January 31, 2021 and 2020 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Equity Transactions

As discussed in Note 3 to the financial statements, the company issues convertible preferred stock. The proper classification of preferred stock requires significant management judgement.

To evaluate the appropriateness of the classification determined by management, we examined and evaluated the preferred share agreement used in determining the classification of the convertible preferred shares issued.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2014.

Houston, TX

May 17, 2021

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	January 31, 2020
ASSETS

CURRENT ASSETS
Cash	$23,308	$177,176
Deposits	1,610	1,658
Accounts receivable	25	—
Inventory	—	3,500
Total current assets	24,943	182,334

Property and equipment, net	165,824	—

TOTAL ASSETS	$190,767	$182,334

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$426,482	$410,620
Accounts payable, related party	131,755	131,755
Advances payable	3,450	3,450
Advances payable to related party	16,236	—
Dividends payable on Series G preferred stock	2,634	—
Convertible notes payable, in default	239,711	288,997
Current portion of convertible notes payable, net of discount of $— and $72,621, respectively	—	23,379
Current portion of accrued interest payable	181,675	173,623
Total current liabilities	1,001,943	1,031,824

TOTAL LIABILITIES	1,001,943	1,031,824

COMMITMENTS AND CONTINGENCIES	—	—

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value; 156,300 shares outstanding at January 31, 2021	156,300	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,492,765,422 and 616,198,035 shares issued and outstanding at January 31, 2021 and January 31, 2020, respectively	1,492,765	616,198
Preferred stock; $0.001 par value; 20,000,000 shares authorized:
Convertible preferred stock; 50,000 shares issued and outstanding at January 31, 2021; convertible into 100,000 shares of common stock	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at January 31, 2021 and January 31, 2020	1,000	1,000
Series F preferred stock; 1,000,000 shares issued and outstanding at January 31, 2021	1,000	1,000
Additional paid-in capital	7,427,709	8,091,570
Preferred stock payable	250,000	—
Accumulated deficit	(10,140,000)	(9,559,308)
Total stockholders’ deficit	(967,476)	(849,490)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$190,767	$182,334

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2021	2020

REVENUE	$9,687	$6,395
COST OF GOODS SOLD	42,944	—
GROSS MARGIN	(33,257)	6,395

OPERATING EXPENSES
General and administrative expenses	414,742	400,640
Depreciation	30,666	—

LOSS FROM OPERATIONS	(478,665)	(394,245)

OTHER INCOME (EXPENSE)
Interest expense	(121,648)	(340,701)
Gain on settlement of debt	61,421	74,325
Loss on acquisition of VIVIS	—	(35,000
Other income	—	—
Total other income (expense)	(60,227)	(301,376)

NET LOSS	$(538,892)	$(695,621)

Deemed dividend on preferred stock	(41,800)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(580,692)	$(695,621)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	1,192,972,593	241,537,039

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Common Stock		Series A Convertible Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated	Stock subscribed but not
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total

BALANCE, January 31, 2019	34,126,329	$34,126	—	$—	1,000,000	$1,000	—	$—	$7,722,991	$(8,863,687)	$—	$(1,105,570)

Common stock issued for debt conversion	582,071,707	582,072	—	—	—	—	—	—	(120,301)	—	—	461,771
Preferred stock issued for cash	—	—	50,000	50	—	—	—	—	249,950	—	—	250,000
Preferred stock issued for services	—	—	—	—	—	—	1,000,000	1,000	88,930	—	—	89,930
Beneficial conversion discount on convertible note payable	—	—	—	—	—	—	—	—	150,000	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	(695,621)	—	(695,621)

BALANCE, January 31, 2020	616,198,035	$616,198	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$8,091,570	$(9,559,308)	$—	$(849,490)

Common stock issued for debt conversion	767,367,387	767,367	—	—	—	—	—	—	(667,527)	—	—	99,840
Common stock issued for preferred stock conversion	109,200,000	109,200	—	—	—	—	—	—	11,330	—	—	120,530
Cash received for stock subscription	—	—	—	—	—	—	—	—	—	—	250,000	250,000
Dividends on Series G convertible preferred stock	—	—	—	—	—	—	—	—	(7,664)	—	—	(7,664)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	(41,800)	—	(41,800)
Net loss	—	—	—	—	—	—	—	—	—	(538,892)	—	(538,892)

BALANCE, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN MEZZANINE EQUITY

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2020	—	$—

Series G preferred stock issued for cash	271,800	271,800
Series G preferred stock converted to common stock	(115,500)	(115,500)

Balance, January 31, 2021	156,300	$156,300

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(538,892)	$(695,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	72,621	233,681
Depreciation	30,666	—
Gain on settlement of convertible note payable	(61,421)	(74,325)
Preferred stock issued for services	—	89,930

Changes in operating assets and liabilities:
Deposits	48	161,938
Accounts receivable	(25)	—
Inventory	3,500	(3,500)
Accounts payable and accrued liabilities	32,098	202
Accrued interest payable	49,027	106,088
NET CASH USED IN OPERATING ACTIVITIES	(412,378)	(181,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(196,490)	—
NET CASH USED IN INVESTING ACTIVITIES	(196,490)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	—	150,000
Proceeds from mezzanine equity	230,000	—
Proceeds from preferred stock payable	250,000	—
Repayments of convertible notes payable	(25,000)	(41,217)
Proceeds from sale of preferred stock	—	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	455,000	358,783

NET (DECREASE) INCREASE IN CASH	(153,868)	177,176

CASH, at the beginning of the period	177,176	—

CASH, at the end of the period	$23,308	$177,176

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$749
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$—	$150,000
Original issue discounts on convertible notes payable	$—	$9,000
Conversion of convertible notes payable and accrued interest	$99,840	$461,771
Conversion of mezzanine equity	$120,530	$—
Deemed dividend on mezzanine equity	$41,800	$—

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

Note 2. Going Concern

For the fiscal year ended January 31, 2021, the Company had a net loss of $538,892 and negative cash flow from operations of $412,378.  As of January 31, 2021, the Company has negative working capital of $977,000.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $23,308 and $177,176 at January 31, 2021 and 2020, respectively.

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

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the year ended January 31, 2021, the Company recognized depreciation expense of $30,666. The Company did not record any depreciation expense during the year ended January 31, 2020.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2021 and 2020.

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

ASC 606 requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended January 31, 2021, revenue from contracts with customers was $9,687.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2021 and 2020, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of January 31, 2021 and January 31, 2020.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of January 31, 2021 and January 31, 2020, the Company had amounts on deposit with its attorney in the amount of $1,610 and $1,658, respectively.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	January 31, 2021	January 31, 2020
Equipment	$196,490	$—
Total property and equipment	196,490	—
Less: accumulated depreciation	(30,666)	—
Property and equipment, net	$165,824	$—

Note 6. Related Party Transactions

During the year ended January 31, 2020, we incurred and paid salary expense of $76,000, related to services provided by our former CEO Christopher Brown.

During the years ended January 31, 2021 and 2020, we incurred and paid salary expense of $100,000 and $91,666, respectively, to our CEO, Sydney Jim. As of January 31, 2021, we owe Mr. Jim $56,621.

Acquisition of Vivis

Effective August 30, 2019, the Company entered into an agreement to purchase all of the outstanding stock of Vivis Corporation, a Wyoming corporation, (“Vivis”) from Sydney Jim, the Company’s CEO. The purchase price for Vivis is $35,000 cash and a royalty of 40 percent of gross revenue until $100,000 is paid declining to 25 percent until an additional $100,000 has been paid. There will be a 10 percent royalty in perpetuity. Since this transaction involves our CEO, it will be accounted for as a related party transaction. The assets acquired in the acquisition of Vivis were valued at $0 for accounting purposes. For the year ended January 31, 2020, we recognized a loss on acquisition of Vivis of $35,000.

The acquisition of Vivis was accounted for as an asset acquisition according to ASC 805-10 Business Combinations. The primary asset held by Vivis at the date of the acquisition was inventory.

Note 7. Advances

As of January 31, 2021 and 2020, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the year ended January 31, 2021 and 2020. As of January 31, 2021, the Company has a total deferred tax asset of $758,885 which is offset by an equal valuation allowance, resulting in a net deferred tax asset of $0.

The statutory tax rate for the years ended January 31, 2021 and 2020 was 21%. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2021 and 2020 are as follows.

	2021	2020
Tax benefit at U.S. statutory rate	$113,167	$146,080
less: amortization of beneficial conversion feature	(15,250)	(49,073)
less: valuation allowance	(97,917)	(97,007)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $3,613,738 as of January 31, 2021. This generated a deferred tax asset of $758,885 which is fully allowed for.

Note 9. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2021 and 2020:

	January 31, 2021	January 31, 2020
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2020 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Convertible note, dated May 26, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on May 26, 2017, and convertible into shares of common stock at a 45% discount to the market price, in default	—	49,286
Convertible note, dated August 6, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing July 31, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	53,000
Convertible note, dated November 4, 2019, bearing interest at 8% per annum, bearing default interest at 22% per annum, maturing November 4, 2020, and convertible into shares of common stock at a 39% discount to the lowest trading price in the 15 days prior to the conversion with a floor on the conversion price of $0.00005	—	43,000
Total convertible notes payable	$239,711	$384,997
Less: discount on current convertible notes payable	—	(72,621)
Less: convertible notes payable, in default	(239,711)	(288,997)
Current convertible notes payable, net of discount	$—	$23,379

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

During the years ended January 31, 2021 and 2020, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $72,621 and $233,681, respectively.

Conversions to Common Stock

During the year ended January 31, 2021, the holders of our convertible promissory notes converted $99,840 of principal and accrued interest into 767,367,387 shares of our common stock.

During the year ended January 31, 2020, the holders of our convertible notes converted $461,771 of principal and accrued interest into 582,071,707 shares of our common stock.

See Note 10 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Settlement of Convertible Note Payable

During the year ended January 31, 2021, the Company paid $25,000 to fully settle the convertible note payable dated May 26, 2016. At the time of the settlement, outstanding principal was $49,286 and accrued interest was $37,135. The Company recognized a gain on settlement of convertible note payable of $61,421 during the year ended January 31, 2021. As a part of the settlement, the holder of the remaining notes dated October 31, 2015 and January 31, 2016 agreed that it will not request conversion of any convertible notes payable through December 31, 2020.

During the year ended January 31, 2020, the Company paid $40,000 to fully settle the convertible note payable dated July 31, 2015. At the time of the settlement, outstanding principal was $72,640 and accrued interest was $41,685. The Company recognized a gain on settlement of convertible note payable of $74,325 during the year ended January 31, 2020.

Note 10. Shareholders’ Equity

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

Preferred stock subscribed and unissued

During the year ended January 31, 2021, the Company received $250,000 for the subscription of preferred stock. These shares have not been issued as of January 31, 2021. The $250,000 proceeds were included as preferred stock subscribed but not issued in the consolidated balance sheet as of January 31, 2021.

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

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of January 31, 2021, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series G convertible preferred stock

During the year ended January 31, 2021, the Company issued 271,800 shares of Series G convertible preferred stock and received cash proceeds of $230,000. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first nine months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for nine months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is redeemable by the holders upon certain events of default which are not within the Company’s control. The $41,800 difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the year ended January 31, 2021, the Company accrued dividends of $7,664.

Convertible preferred stock issued for services

In January 2020, our board of directors designated 50,000 shares of our preferred stock as Convertible Preferred Stock. The Convertible Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Convertible Preferred Stock has received cumulative dividends of $1,100,000, the dividend rate will reduce to 2%. The Convertible Preferred Stock is convertible into 100,000 post reverse shares of common stock of the Company. During the year ended January 31, 2021, the Company issued 50,000 shares of Convertible Preferred Stock and received cash proceeds of $250,000.

Conversions to common stock – convertible notes payable

During year ended January 31, 2021, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

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

During the year ended January 31, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 26, 2018	$18,904	343,709
September 12, 2018	21,209	550,094
September 28, 2018	21,280	552,727
October 25, 2018	14,006	505,275
November 5, 2018	26,545	965,252
November 29, 2018	26,678	2,425,253
January 23, 2019	23,745	1,944,744
Total	$152,367	7,287,054

Conversions to common stock – Series G preferred stock

During year ended January 31, 2021, the holders of Series G preferred stock elected to convert 115,500 shares of Series G preferred stock into 109,200,000 shares of common stock in accordance with the terms of the preferred stock.

Note 10. Subsequent Events

During the period from February 1, 2021 through the filing of this report, the holders of the Series G Preferred Stock elected to convert 85,200 share of Series G Preferred Stock into 26,184,589 share of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2021 and 2020.

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

As of January 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; lack of a formal written policy for the approval, identification and authorization of related party transactions; and management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Jim is paid $100,000 per year for his services to the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2021, 2020 and 2019

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Brown	2019	78,000	—	—	—	—	—	—	78,000
Former CEO and
Chairman

Sydney Jim	2021	100,000	—	—	—	—	—	—	100,000
CEO and chairman	2020	91,666	—	89,930	—	—	—	—	181,596
of the board	2019	76,000	—	1,464,000	—	—	—	—	1,540,000

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2021

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2021 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2021 and 2020:

	2021	2020
Audit Fees	$18,600	$18,600

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$18,600	18,600

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL data files of Financial Statement and Notes contained in this Annual Report on Form 10-K (3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.
(2)	Filed or furnished herewith.
(3)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: May 17, 2021	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director