Form 10-Q
period 2021-04-30
NEUTRA CORP.
filed 2021-06-21
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 14, 2021, 1,518,950,011 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Wyoming corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2021	January 31, 2021
ASSETS

CURRENT ASSETS
Cash	$18,679	$23,308
Deposits	1,610	1,610
Accounts receivable	190	25
Total current assets	20,479	24,943

Property and equipment, net	187,838	165,824

TOTAL ASSETS	$208,317	$190,767

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$429,396	$426,482
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Advance payable to related party	2,314	16,236
PPP loan payable	11,262	—
Dividends payable on Series G preferred stock	3,968	2,634
Convertible notes payable, in default	239,711	239,711
Accrued interest payable	196,287	181,675
Total current liabilities	1,018,143	1,001,943

TOTAL LIABILITIES	1,018,143	1,001,943

COMMITMENTS AND CONTINGENCIES	—	—

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 235,700 shares and 156,300 shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively	235,700	156,300

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,518,950,011 and 1,492,765,422 shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively	1,518,950	1,492,765
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at April 30, 2021 and January 31, 2021	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at April 30, 2021 and January 31, 2021	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at April 30, 2021 and January 31, 2021	1,000	1,000
Additional paid-in capital	7,489,650	7,427,709
Preferred stock subscribed but not issued	250,000	250,000
Accumulated deficit	(10,306,176)	(10,140,000)
Total stockholders’ deficit	(1,045,526)	(967,476)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$208,317	$190,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2021	2020

REVENUE	$11,553	$3,036
COST OF GOODS SOLD	10,261	1,023
GROSS MARGIN	1,292	2,013

OPERATING EXPENSES
Depreciation	18,212	—
Sales commissions	2,914	—
General and administrative	102,869	50,531

LOSS FROM OPERATIONS	(122,703)	(48,518)

OTHER INCOME (EXPENSE)
Interest expense	(14,613)	(61,855)
Total other income (expense)	(14,613)	(61,855)

NET LOSS	$(137,316)	$(110,373)

Deemed dividend on Series G convertible preferred stock	(28,860)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(166,176)	$(110,373)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and fully diluted	1,503,852,887	684,755,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-In	Accumulated	Stock subscribed but not
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total

BALANCE, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)

Common stock issued for preferred stock conversion	26,184,589	26,185	—	—	—	—	—	—	61,941	—	—	88,126
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	(4,260)	—	(4,260)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	(24,600)	—	(24,600)
Net loss	—	—	—	—	—	—	—	—	—	(137,316)	—	(137,316)

BALANCE, April 30, 2021	1,518,950,011	$1,518,950	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,489,650	$(10,306,176)	$250,000	$(1,045,526)

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

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN MEZZANINE EQUITY

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2021	156,300	$156,300

Series G preferred stock issued for cash	164,600	164,600
Series G preferred stock converted to common stock	(85,200)	(85,200)

Balance, April 30, 2021	235,700	$235,700

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(137,316)	$(110,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	—	42,539
Depreciation	18,212	—

Changes in operating assets and liabilities:
Accounts receivable	(165)	—
Prepaid expenses	—	—
Inventory	—	1,005
Accounts payable and accrued liabilities	2,914	101
Accrued interest payable	14,612	19,317
NET CASH USED IN OPERATING ACTIVITIES	(101,743)	(47,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(40,226)	(80,254)
NET CASH USED IN INVESTING ACTIVITIES	(40,226)	(80,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advance from related party	(13,922)	—
Proceeds from sale of Series G convertible preferred stock	140,000	—
Proceeds from issuance of note payable	11,262	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	137,340	—

NET DECREASE IN CASH	(4,629)	(127,665)

CASH, at the beginning of the period	23,308	177,176

CASH, at the end of the period	$18,679	$49,511

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of Series G preferred stock	$85,200	$—
Conversion of convertible notes payable	$—	$45,500
Beneficial conversion discount on convertible notes payable	$—	$—
Deemed dividend on Series G convertible preferred stock	$24,600	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

Note 2. Going Concern

For the three months ended April 30, 2021, the Company had a net loss of $137,316 and did not have positive cash flow from operations. As of April 30, 2021, the Company has negative working capital of $997,664.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2021 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended April 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2022.

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

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the three months ended April 30, 2021, the Company recognized depreciation expense of $18,212. The Company did not record any depreciation expense during the three months ended April 30, 2020.

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

ASC 606 requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended April 30, 2021 and 2020, revenue from contracts with customers was $11,553 and $3,036, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of April 30, 2021 and January 31, 2021.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of April 30, 2021 and January 31, 2021, the Company had amounts on deposit with its attorney in the amount of $1,610 and $1,610, respectively.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	April 30, 2021	January 31, 2021
Equipment	$236,716	$196,490
Total property and equipment	236,716	196,490
Less: accumulated depreciation	(48,878)	(30,666)
Property and equipment, net	$187,838	$165,824

Note 6. Related Party Transactions

During the three months ended April 30, 2021, we incurred and paid salary expense of $25,000 to our CEO, Sydney Jim. In addition, we incurred commission expense of $2,914 payable to Mr. Jim during the same period. The commissions were not paid during the period. During the three months ended April 30, 2021, the Company repaid advances of $13,922 owed to Mr. Jim. As of April 30, 2021, we owe Mr. Jim, or entities controlled by him, $46,633, which is recorded on the balance sheet in “Accounts Payable – Related Party” and “Advances payable to related party.”

Note 7. Advances

As of April 30, 2021 and January 31, 2021, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of April 30, 2021 and January 31, 2021:

	April 30, 2021	January 31, 2021
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Total convertible notes payable	$239,711	$239,711
Less: convertible notes payable, in default	(239,711)	(239,711)
Current convertible notes payable, net of discount	$—	$—

Convertible Promissory Notes

During the three months ended April 30, 2021 and 2020, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $nil and $42,539, respectively.

Conversions to Common Stock

During the three months ended April 30, 2020, the holders of our convertible promissory notes converted $45,500 of principal into 314,534,051 shares of our common stock.

See Note 9 for a detail of the conversions. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion.

Note 9. Shareholders’ Equity

Conversions to common stock

During three months ended April 30, 2021, the holders of our Series G preferred stock elected to preferred shares and accumulated dividends into shares of common stock as detailed below:

Date	Preferred Shares Converted	Amount Converted	Number of Shares Issued
March 4, 2021	48,200	$49,646	15,190,303
April 19, 2021	37,000	38,480	10,994,286
Total	85,200	$88,126	26,184,589

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

Series G convertible preferred stock

In three months ended April 30, 2021, the Company issued 164,600 shares of Series G convertible preferred stock and received cash proceeds of $140,000. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first six months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for six months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is convertible at the stated value into a variable number of shares. The $24,600 difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the three months ended April 30, 2021, the Company accrued dividends of $4,260.

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

As of April 30, 2021, we had cash on hand of $18,679.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2021 on Form 10-K.

Results of Operations

Three months ended April 30, 2021 compared to the three months ended April 30, 2020.

Revenue and Cost of Goods Sold

During the three months ended April 30, 2021 and 2020, we recognized revenue of $11,553 and $3,036, respectively, related to the sales of CBD products. We are continuing to grow our customer base with the goal of increasing sales.

During the three months ended April 30, 2021 and 2020, we recognized cost of goods sold of $10,261 and $1,023 related to revenue durin the period.

Depreciation

We recognized depreciation of $18,212 for the three months ended April 30, 2021.

General and Administrative Expenses

We recognized general and administrative expenses of $102,869 and $50,531 for the three months ended April 30, 2021 and 2020, respectively. The increase is related is primarily related to increased tools, equipment and marketing expense related to increasing our level of operations. .

Interest Expense

Interest expense decreased from $61,855 for the three months ended April 30, 2020 to $14,613 for the three months ended April 30, 2021. The decrease is due to lower outstanding debt and lower amortization of debt discounts.

Net Loss

We incurred a net loss of $137,316 for three months ended April 30, 2021 as compared to $110,373 for the comparable period of 2020.

Liquidity and Capital Resources

At April 30, 2021, we had cash on hand of $18,679. We have negative working capital of $997,664. Net cash used in operating activities for the three months ended April 30, 2021 was $101,743. Cash on hand is adequate to fund our operations for less than three months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of April 30, 2021, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During three months ended April 30, 2021, the holders of our Series G preferred stock elected to convert preferred shares into shares of common stock as detailed below:

Date	Preferred Shares Converted	Number of Shares Issued
March 4, 2021	48,200	15,190,303
April 19, 2021	37,000	10,994,286
Total	85,200	26,184,589

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

Neutra Corp.

Date: June 21, 2021	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director