Form 10-Q
period 2021-07-31
NEUTRA CORP.
filed 2021-09-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55077

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Wyoming	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-793-4121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NTRR	OTC Pink

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2021, 1,624,231,497 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2021	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,118	$23,308
Deposits	1,610	1,610
Accounts receivable	3,843	25
Inventory	—	—
Total current assets	6,571	24,943

Property and equipment, net	167,718	165,824

TOTAL ASSETS	$174,289	$190,767

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$435,719	$426,482
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Advances payable to related party	5,814	16,236
PPP loan payable	11,262	—
Dividends payable on Series G preferred stock	6,991	2,634
Convertible notes payable, in default	239,711	239,711
Accrued interest payable	212,070	181,675
Total current liabilities	1,046,772	1,001,943

TOTAL LIABILITIES	1,046,772	1,001,943

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 235,700 shares and 156,300 shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively	264,000	156,300

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,563,287,497 and 1,492,765,422 shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively	1,563,286	1,492,765
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at July 31, 2021 and January 31, 2021	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at July 31, 2021 and January 31, 2021	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at July 31, 2021 and January 31, 2021	1,000	1,000
Additional paid-in capital	7,519,257	7,427,709
Preferred stock subscribed but not issued	250,000	250,000
Accumulated deficit	(10,471,076)	(10,140,000)

TOTAL STOCKHOLDERS' DEFICIT	(1,136,483)	(967,476)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$174,289	$190,767

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

REVENUE	$15,807	$3,705	$27,360	$6,741
Cost of goods sold	16,331	889	26,592	1,912

Gross margin	(524)	2,816	768	4,829

OPERATING EXPENSES
Depreciation	20,120	6,688	38,332	6,688
Sales commissions	6,323	—	9,237	—
General and administrative expenses	98,133	82,985	201,002	133,516
Total operating expenses	124,576	89,673	248,571	140,204

LOSS FROM OPERATIONS	(125,100)	(86,857)	(247,803)	(135,375)

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	—	61,421	—	61,421
Interest expense	(15,783)	(46,867)	(30,396)	(108,722)
Total other income (expense)	(15,783)	14,554	(30,396)	(47,301)

Net loss	$(140,883)	$(72,303)	$(278,199)	$(182,676)

Deemed dividend on Series G convertible preferred stock	(24,017)	(15,500)	(52,877)	(15,500)

Net loss available to common shareholders	$(164,900)	$(87,803)	$(331,076)	$(198,176)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,520,800,025	984,251,075	1,512,466,902	689,795,022

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

			Series A Convertible		Series E		Series F		Additional		Stock	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	subscribed	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	but not issued	(Deficit)

Balance, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	1,000,000	1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)

Common stock issued for preferred stock conversion	26,184,589	26,185	—	—	—	—	—	—	61,941	—	—	88,126
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	(4,260)	—	(4,260)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	(24,600)	—	(24,600)
Net loss	—	—	—	—	—	—	—	—	—	(137,316)	—	(137,316)
Balance, April 30, 2021	1,518,950,011	$1,518,950	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,489,650	$(10,306,176)	$250,000	$(1,045,526)

Common stock issued for preferred stock conversion	44,337,486	44,336	—	—	—	—	—	—	29,607	—	—	73,943
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	(5,867)	—	(5,867)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	(18,150)	—	(18,150)
Net loss	—	—	—	—	—	—	—	—	—	(140,883)	—	(140,883)
Balance, July 31, 2021	1,563,287,497	$1,563,286	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,519,257	$(10,471,076)	$250,000	$(1,136,483)

Balance, January 31, 2020	616,198,035	$616,198	50,000	$50	1,000,000	$1,000	$1,000,000	$1,000	$8,091,570	$(9,559,308)	$—	$(849,490)
												—
Common stock issued for debt conversion	314,534,051	314,534	—	—	—	—	—	—	(269,034)	—	—	45,500
Net loss	—	—	—	—	—	—	—	—	—	(110,373)	—	(110,373)
Balance, April 30, 2020	930,732,086	930,732	50,000	50	1,000,000	1,000	1,000,000	1,000	7,822,536	(9,669,681)	—	(914,363)
												—
Common stock issued for debt conversion	452,833,336	452,833	—	—	—	—	—	—	(398,493)	—	—	54,340
Cash received for stock subscription	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	(15,500)	—	(15,500)
Net loss	—	—	—	—	—	—	—	—	—	(72,303)	—	(72,303)
Balance, July 31, 2020	1,383,565,422	$1,383,565	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,424,043	$(9,757,484)	$50,000	$(897,826)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN MEZZANINE EQUITY

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2021	156,300	$156,300

Series G preferred stock issued for cash	164,600	164,600
Series G preferred stock converted to common stock	(85,200)	(85,200)

Balance, April 30, 2021	235,700	235,700

Series G preferred stock issued for cash	99,400	99,400
Series G preferred stock converted to common stock	(71,100)	(71,100)

Balance, July 31, 2021	264,000	$264,000

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(278,199)	$(182,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,332	6,688
Amortization of discount on convertible note payable	—	72,621
Gain on extinguishment of convertible notes payable	—	(61,421)
Changes in operating assets and liabilities
Accounts receivable	(3,818)	—
Inventory	—	1,968
Accounts payable and accrued liabilities	9,237	2,536
Accrued interest payable	30,394	36,101
NET CASH (USED IN) OPERATING ACTIVITIES	(204,054)	(124,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(40,226)	(129,211)
NET CASH (USED IN) INVESTING ACTIVITIES	(40,226)	(129,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Repatments of advance from related party	(10,422)	—
Stock subscriptions received	—	50,000
Proceeds from sale of Series G convertible preferred stock	221,250	100,000
Proceeds from advance from related party	—	11,000
Proceeds from issuance of note payable	11,262	—
Repayments of convertible notes payable	—	(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	222,090	136,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,190)	(117,394)

Cash and cash equivalents at beginning of period	23,308	177,176

Cash and cash equivalents at end of period	$1,118	$59,782

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable	$—	$98,840
Conversion of Series G preferred stock	$156,300	$—
Deemed dividend on Series G convertible preferred stock	$42,750	$15,500

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

Note 2. Going Concern

For the six months ended July 31, 2021, the Company had a net loss of $278,199 and did not have positive cash flow from operations. As of July 31, 2021, the Company has negative working capital of $1,040,201.

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

The results of operations for the six-month period ended July 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2022.

Basis of Presentation

The condensed consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

Consolidated Financial Statements

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Diamond Anvil Designs, LLC Deity Corporation and Vivis Corporation (Vivis), from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the six months ended July 31, 2021 and 2020, the Company recognized depreciation expense of $38,332 and $6,688, respectively.

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

ASC 606 requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended July 31, 2021 and 2020, revenue from contracts with customers was $27,360 and $6,741, respectively.

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

As discussed in more detail in Note 6, the Company agreed to pay 60% of all revenue from Deity Corporation to Sydney Jim, the Company’s CEO, up until a total of $250,000 is paid to Mr. Jim, at which point he will be entitled to 20% of revenue from Deity Corporation.

There were no other known commitments or contingencies as of July 31, 2021 and January 31, 2021.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of July 31, 2021 and January 31, 2021, the Company had amounts on deposit with its attorney in the amount of $1,610 and $1,610, respectively.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	July 31, 2021	January 31, 2021
Equipment	$236,716	$196,490
Total property and equipment	236,716	196,490
Less: accumulated depreciation	(68,998)	(30,666)
Property and equipment, net	$167,718	$165,824

Note 6. Related Party Transactions

During the six months ended July 31, 2021, we incurred and paid salary expense of $50,000 to our CEO, Sydney Jim. In addition, we incurred commission expense of $9,237 payable to Mr. Jim during the same period. The commissions were not paid during the period. During the six months ended July 31, 2021, the Company repaid advances of $13,922 owed to Mr. Jim. As of July 31, 2021, we owe Mr. Jim, or entities controlled by him, $131,755 which is recorded on the balance sheet in “Accounts Payable – Related Party” and $2,314 in “Advances payable to related party.” The Company also received a $3,500 non-interest bearing, due on demand advance from the Company’s Chief Financial officer during the three months ended July 31, 2021.

During the three months ended July 31, 2021, the Company acquired the assets of Deity Corporation, a Texas corporation which the Sydney Jim, the Company’s CEO, had a controlling interest in that will produce hemp and cannabis products. The transaction was considered an asset acquisition, as there were no operations of Deity Corporation prior to the transaction. The Company received the formulas for certain hemp and cannabis-based products and a website to market the products that will be produced. In exchange, the Company will pay to Mr. Jim 60% of the revenue from Deity Corporation sales until a total of $250,000 is reached, at which point the Company will pay 20% of Deity Corporation revenue to Mr. Jim.

Note 7. Advances and Notes Payable

As of July 31, 2021 and January 31, 2021, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

During the three months ended April 30, 2021, the Company received $11,262 from the United States Small Business Administration Paycheck Protection Program. The loan bears interest at 1% annually and matures in April 2026. The Company will apply for forgiveness of the loan in accordance with the program regulations.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of July 31, 2021 and January 31, 2021:

	July 31, 2021	January 31, 2021
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Total convertible notes payable	$239,711	$239,711
Less: convertible notes payable, in default	(239,711)	(239,711)
Current convertible notes payable, net of discount	$—	$—

Convertible Promissory Notes

During the six months ended July 31, 2021 and 2020, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $0 and $72,621, respectively.

Conversions to Common Stock

During the six months ended July 31, 2020, the holders of our convertible promissory notes converted $99,840 of principal and accrued interest into 767,367,387 shares of our common stock. There were no conversion of convertible promissory notes during the six months ended July 31, 2021.

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

In three months ended July 31, 2021, the Company issued 99,400 shares of Series G convertible preferred stock and received cash proceeds of $91,250, with the same terms as previous Series G issuances. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first six months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for six months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is convertible at the stated value into a variable number of shares. The $18,150 difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the three months ended July 31, 2021, the Company accrued dividends of $5,867.

On July 28, 2021, the Company entered into an agreement for an additional 59,600 shares of Series G convertible preferred stock. The cash proceeds of $50,000 were received in August 2021. Therefore, no amounts are presented in the consolidated financial statements as of and for the six months ended July 31, 2021 for this agreement.

Conversions to common stock

During the six months ended July 31, 2021, the holders of our Series G preferred stock elected to preferred shares and accumulated dividends into shares of common stock as detailed below:

Date	Preferred Shares Converted	Amount Converted	Number of Shares Issued
March 4, 2021	48,200	$49,646	15,190,303
April 19, 2021	37,000	38,480	10,994,286
July 26, 2021	20,000	20,800	10,974,368
July 27, 2021	25,000	26,000	15,294,118
July 28, 2021	26,100	27,144	18,096,000
Total	156,300	$162,070	1,563,287,497

During six months ended July 31, 2020, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 3, 2020	$9,500	30,645,161
March 20, 2020	5,800	32,222,222
April 1, 2020	3,800	31,666,667
April 3, 2020	3,800	31,666,667
April 13, 2020	3,800	31,666,667
April 16, 2020	4,400	36,666,667
April 20, 2020	4,800	40,000,000
April 24, 2020	4,800	40,000,000
April 27, 2020	4,800	40,000,000
May 7, 2020	4,800	40,000,000
May 11, 2020	4,820	40,166,667
May 13, 2020	4,800	40,000,000
May 18, 2020	6,200	51,666,667
May 20,2020	6,200	51,666,667
May 21, 2020	6,200	51,666,667
May 26, 2020	6,200	51,666,667
May 26, 2020	6,200	51,666,667
May 27, 2020	6,200	51,666,667
May 27, 2020	2,720	22,666,667
Total	$99,840	767,367,387

No gain or loss was recognized on the above conversions as they occurred within the terms of the agreement which provided for conversion.

Note 10. Subsequent Events

Subsequent to July 31, 2021, the holder of Series G Convertible preferred stock elected to convert a total of 87,900 shares of Series G convertible preferred stock into 60,944,000 shares of common stock

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of July 31, 2021, we had cash on hand of $1,118.

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

Results of Operations

Three months ended July 31, 2021 compared to the three months ended July 31, 2020.

Revenue and Cost of Goods Sold

During the three months ended July 31, 2021, we recognized revenue of $15,807 and cost of goods sold of $16,331 related to the sales of CBD products which began in the second half of the prior fiscal year. During the three months ended July 31, 2020, we recognized revenue of $3,705 and cost of goods sold of $889 related to the sales of CBD products which began in the second half of the prior fiscal year.

Depreciation

We recognized depreciation of $20,120 for the three months ended July 31, 2021 compared to $6,688 for the three months ended July 31, 2020, related to new equipment which was placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $98,133 and $82,985 for the three months ended July 31, 2021 and 2020, respectively. The increase is primarily related to the increase in operating expenses as a result of beginning to manufacture and sell products. We also recognized commissions expense of $6,323 and $0 during the six months ended July 31, 2021 and 2020, respectively.

Interest Expense

Interest expense decreased from $46,867 for the three months ended July 31, 2020 to $15,783 for the three months ended July 31, 2021. During the three months ended July 31, 2021, we amortized $0 of the discount on our convertible notes, compared to $30,082 for the comparable period of 2020. The remaining decrease is due to lower outstanding debt.

Gain on Modification of Convertible Note Payable

Gain on modification of convertible notes payable was $61,421 for the three months ended July 31, 2020, which was the result of settling outstanding debt for less the amount previously recognized.

Net Loss

We incurred a net loss of $140,883 for three months ended July 31, 2021 as compared to $72,303 for the comparable period of 2020.

Six months ended July 31, 2021 compared to the six months ended July 31, 2020.

Revenue and Cost of Goods Sold

During the six months ended July 31, 2021, we recognized revenue of $27,360 and cost of goods sold of $26,592 related to the sales of CBD products which began in the second half of the prior fiscal year. During the six months ended July 31, 2020, we recognized revenue of $6,741 and cost of goods sold of $1,912 related to the sales of CBD products which began in the second half of the prior fiscal year.

Depreciation

We recognized depreciation of $38,332 and $6,688 for the six months ended July 31, 2021 and 2020, respectively related to equipment which was primarily placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $201,002 and $133,516 for the six months ended July 31, 2021 and 2020, respectively. The increase is primarily related to the increase in operating expenses as a result of beginning to manufacture and sell products. We also recognized commissions expense of $9,237 and $0 during the six months ended July 31, 2021 and 2020, respectively.

Interest Expense

Interest expense decreased from $108,722 for the six months ended July 31, 2020 to $30,396 for the six months ended July 31, 2021. During the six months ended July 31, 2021, we amortized $0 of the discount on our convertible notes, compared to $72,621 for the comparable period of 2020. The remaining decrease is due to lower levels of outstanding debt.

Gain on Modification of Convertible Note Payable

Gain on modification of convertible notes payable was $61,421 for the six months ended July 31, 2020, respectively. The gains were the result of settling outstanding debt for less the amount previously recognized.

Net Loss

We incurred a net loss of $278,199 for six months ended July 31, 2021 as compared to $182,676 for the comparable period of 2020.

Liquidity and Capital Resources

At July 31, 2021, we had cash on hand of $1,118. We have negative working capital of $1,040,201. Net cash used in operating activities for the six months ended July 31, 2021 was $204,054. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of July 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of July 31, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of July 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of July 31, 2021, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended July 31, 2021, the holders of our Series G preferred stock elected to convert preferred shares into shares of common stock as detailed below:

Date	Preferred Shares Converted	Number of Shares Issued
March 4, 2021	48,200	15,190,303
April 19, 2021	37,000	10,994,286
July 26, 2021	20,000	10,947,368
July 27, 2021	25,000	15,294,118
July 28, 2021	26,100	18,096,000
Total	156,300	70,522,075

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer. (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.
(2)	Filed or furnished herewith.
(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: September 14, 2021	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director