Form 10-Q
period 2021-10-31
NEUTRA CORP.
filed 2021-12-10
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 6, 2021, 1,714,873,799 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2021	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$29,058	$23,308
Deposits	1,610	1,610
Accounts receivable	—	25
Inventory	—	—
Total current assets	30,668	24,943

Property and equipment, net	147,993	165,824

TOTAL ASSETS	$178,661	$190,767

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$438,701	$426,482
Accounts payable to related party	131,755	131,755
Advances payable	3,450	3,450
Advances payable to related party	2,314	16,236
Dividends payable on Series G preferred stock	6,229	2,634
Convertible notes payable, in default	239,711	239,711
Accrued interest payable	227,175	181,675
Total current liabilities	1,049,335	1,001,943

TOTAL LIABILITIES	1,049,335	1,001,943

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 317,200 shares and 156,300 shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively	317,200	156,300

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,677,410,163 and 1,492,765,422 shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively	1,677,409	1,492,765
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at October 31, 2021 and January 31, 2021	50	50
Series E preferred stock, 1,000,000 shares issued and outstanding at October 31, 2021 and January 31, 2021	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2021 and January 31, 2021	1,000	1,000
Additional paid-in capital	7,576,319	7,427,709
Preferred stock subscribed but not issued	250,000	250,000
Accumulated deficit	(10,693,652)	(10,140,000)

TOTAL STOCKHOLDERS’ DEFICIT	(1,187,874)	(967,476)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$178,661	$190,767

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

REVENUE	$26,271	$726	$53,631	$7,467
Cost of goods sold	24,622	—	51,214	1,912

Gross margin	1,649	726	2,417	5,555

OPERATING EXPENSES
Depreciation	19,726	10,675	58,058	17,363
Sales commissions	4,634	—	13,871	—
General and administrative expenses	152,400	84,270	353,402	217,786
Total operating expenses	176,760	94,945	425,331	235,149

LOSS FROM OPERATIONS	(175,111)	(94,219)	(422,914)	(229,594)

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	11,262	—	11,262	61,421
Interest expense	(15,105)	(15,105)	(45,501)	(123,827)
Total other income (expense)	(3,843)	(15,105)	(34,239)	(62,406)

Net loss	$(178,954)	$(109,324)	$(457,153)	$(292,000)

Deemed dividend on Series G convertible preferred stock	(43,622)	(15,200)	(96,499)	(30,700)

Net loss available to common shareholders	$(222,576)	$(124,524)	$(553,652)	$(322,700)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,637,475,687	801,493,715	1,554,322,653	541,043,468

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A Convertible		Series E		Series F		Additional		Stock	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	subscribed	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	but not issued	(Deficit)

Balance, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	1,000,000	1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)

Common stock issued for preferred stock conversion	26,184,589	26,185	—	—	—	—	—	—	61,941	—	—	88,126
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	(4,260)	—	(4,260)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	(24,600)	—	(24,600)
Net loss	—	—	—	—	—	—	—	—	—	(137,316)	—	(137,316)
Balance, April 30, 2021	1,518,950,011	$1,518,950	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,489,650	$(10,306,176)	$250,000	$(1,045,526)

Common stock issued for preferred stock conversion	44,337,486	44,336	—	—	—	—	—	—	29,607	—	—	73,943
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	(5,867)	—	(5,867)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	(18,150)	—	(18,150)
Net loss	—	—	—	—	—	—	—	—	—	(140,883)	—	(140,883)
Balance, July 31, 2021	1,563,287,497	$1,563,286	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,519,257	$(10,471,076)	$250,000	$(1,136,483)

Common stock issued for preferred stock conversion	114,122,666	114,123	—	—	—	—	—	—	57,062	—	—	171,185
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	(5,822)	—	(5,822)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	(37,800)	—	(37,800)
Net loss	—	—	—	—	—	—	—	—	—	(178,954)	—	(178,954)
Balance, October 31, 2021	1,677,410,163	$1,677,409	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,576,319	$(10,693,652)	$250,000	$(1,187,874)

Balance, January 31, 2020	616,198,035	$616,198	50,000	$50	1,000,000	$1,000	$1,000,000	$1,000	$8,091,570	$(9,559,308)	$—	$(849,490)
												—
Common stock issued for debt conversion	314,534,051	314,534	—	—	—	—	—	—	(269,034)	—	—	45,500
Net loss	—	—	—	—	—	—	—	—	—	(110,373)	—	(110,373)
Balance, April 30, 2020	930,732,086	930,732	50,000	50	1,000,000	1,000	1,000,000	1,000	7,822,536	(9,669,681)	—	(914,363)
												—
Common stock issued for debt conversion	452,833,336	452,833	—	—	—	—	—	—	(398,493)	—	—	54,340
Cash received for stock subscription	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	(15,500)	—	(15,500)
Net loss	—	—	—	—	—	—	—	—	—	(72,303)	—	(72,303)
Balance, July 31, 2020	1,383,565,422	$1,383,565	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,424,043	$(9,757,484)	$50,000	$(897,826)
												—
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	(15,200)	—	(15,200)
Net loss	—	—	—	—	—	—	—	—	—	(109,324)	—	(109,324)
Balance, October 31, 2020	1,383,565,422	$1,383,565	50,000	$50	1,000,000	$1,000	1,000,000	$1,000	$7,424,043	$(9,882,008)	$50,000	$(1,022,350)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN MEZZANINE EQUITY

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2021	156,300	$156,300

Series G preferred stock issued for cash	164,600	164,600
Series G preferred stock converted to common stock	(85,200)	(85,200)

Balance, April 30, 2021	235,700	235,700

Series G preferred stock issued for cash	99,400	99,400
Series G preferred stock converted to common stock	(71,100)	(71,100)

Balance, July 31, 2021	264,000	$264,000

Series G preferred stock issued for cash	217,800	217,800
Series G preferred stock converted to common stock	(164,600)	(164,600)

Balance, October 31, 2021	317,200	$317,200

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(457,153)	$(292,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,058	17,363
Amortization of discount on convertible note payable	—	72,621
Gain on forgiveness of debt	(11,262)	—
Gain on extinguishment of convertible notes payable	—	(61,421)
Changes in operating assets and liabilities
Deposits	—	48
Accounts receivable	25	—
Inventory	—	1,468
Accounts payable and accrued liabilities	12,219	7,536
Accrued interest payable	45,500	51,207
NET CASH (USED IN) OPERATING ACTIVITIES	(352,613)	(203,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(40,227)	(166,523)
NET CASH (USED IN) INVESTING ACTIVITIES	(40,227)	(166,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of advance from related party	(17,422)	—
Stock subscriptions received	—	50,000
Proceeds from sale of Series G convertible preferred stock	401,250	170,000
Proceeds from advance from related party	3,500	11,000
Proceeds from issuance of note payable	11,262	—
Repayments of convertible notes payable	—	(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	398,590	206,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,750	(163,701)

Cash and cash equivalents at beginning of period	23,308	177,176

Cash and cash equivalents at end of period	$29,058	$13,475

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable	$—	$99,840
Conversion of Series G preferred stock	$320,900	$—
Deemed dividend on Series G convertible preferred stock	$80,550	$30,700

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

Note 2. Going Concern

For the nine months ended October 31, 2021, the Company had a net loss of $457,153 and did not have positive cash flow from operations. As of October 31, 2021, the Company has negative working capital of $1,018,667.

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

The results of operations for the nine-month period ended October 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2022.

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

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the nine months ended October 31, 2021 and 2020, the Company recognized depreciation expense of $58,058 and $17,363, respectively.

Revenue Recognition

On February 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and the related guidance in ASC 340-40 (collectively, the new revenue standard) using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard. Results for reporting periods beginning after February 1, 2019 are presented under the new revenue standard. The comparative information has not been restated.

ASC 606 requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended October 31, 2021 and 2020, revenue from contracts with customers was $53,631 and $7,467, respectively.

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

There were no other known commitments or contingencies as of October 31, 2021 and January 31, 2021.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of October 31, 2021 and January 31, 2021, the Company had amounts on deposit with its attorney in the amount of $1,610 and $1,610, respectively.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	October 31, 2021	January 31, 2021
Equipment	$236,717	$196,490
Total property and equipment	236,717	196,490
Less: accumulated depreciation	(88,724)	(30,666)
Property and equipment, net	$147,993	$165,824

Note 6. Related Party Transactions

During the nine months ended October 31, 2021, we incurred and paid salary expense of $77,667 to our CEO, Sydney Jim. In addition, we incurred commission expense of $13,817 payable to Mr. Jim during the same period. The commissions were not paid during the period. During the nine months ended October 31, 2021, the Company repaid advances of $12,219 owed to Mr. Jim. As of October 31, 2021, we owe Mr. Jim, or entities controlled by him, $131,755 which is recorded on the balance sheet in “Accounts Payable – Related Party” and $2,314 in “Advances payable to related party.” The Company also received a $3,500 non-interest bearing, due on demand advance from the Company’s Chief Financial officer during the three months ended July 31, 2021 that was repaid during the three months ended October 31, 2021.

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

Note 7. Advances and Notes Payable

As of October 31, 2021 and January 31, 2021, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

During the three months ended April 30, 2021, the Company received $11,262 from the United States Small Business Administration Paycheck Protection Program. The loan bears interest at 1% annually and matures in April 2026. The loan was forgiven in full during the three months ended October 31, 2021, and the Company recorded a gain on debt forgiveness.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2021 and January 31, 2021:

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

Convertible Promissory Notes

During the nine months ended October 31, 2021 and 2020, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $0 and $72,621, respectively.

Conversions to Common Stock

During the nine months ended October 31, 2020, the holders of our convertible promissory notes converted $99,840 of principal and accrued interest into 767,367,387 shares of our common stock. There were no conversion of convertible promissory notes during the nine months ended October 31, 2021.

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

During the three months ended October 31, 2021, the Company issued 217,800 shares of Series G convertible preferred stock and received cash proceeds of $180,000, with the same terms as previous Series G issuances. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first six months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for six months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is convertible at the stated value into a variable number of shares. The $37,800 difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the three months ended October 31, 2021, the Company accrued dividends of $5,822.

Conversions to common stock

During the nine months ended October 31, 2021, the holders of our Series G preferred stock elected to preferred shares and accumulated dividends into shares of common stock as detailed below:

Date	Preferred Shares Converted	Amount Converted	Number of Shares Issued
March 4, 2021	48,200	$49,646	15,190,303
April 19, 2021	37,000	38,480	10,994,286
July 26, 2021	20,000	20,800	10,974,368
July 27, 2021	25,000	26,000	15,294,118
July 28, 2021	26,100	27,144	18,096,000
August 17, 2021	35,000	36,400	24,266,667
August 17, 2021	52,900	55,016	36,677,333
September20, 2021	38,500	40,040	26,693,333
September20, 2021	38,200	39,728	26,485,333
Total	320,900	$333,254	184,644,741

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

Note 10. Subsequent Events

Subsequent to October 31, 2021, the Company issued 33,200 shares of Series G convertible preferred stock and received cash proceeds of $28,750, with the same terms as previous Series G issuances.

Subsequent to October 31, 2021, the Company issued a total of 37,463,636 shares of common stock pursuant to the conversion of 39,000 shares of Series G Preferred stock and accrued dividends.

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

As of October 31, 2021, we had cash on hand of $29,058.

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

Results of Operations

Three months ended October 31, 2021 compared to the three months ended October 31, 2020.

Revenue and Cost of Goods Sold

During the three months ended October 31, 2021, we recognized revenue of $26,271 and cost of goods sold of $24,622 related to the sales of CBD products which began in the second half of the prior fiscal year. During the three months ended October 31, 2020, we recognized revenue of $726.

Depreciation

We recognized depreciation of $19,726 for the three months ended October 31, 2021 compared to $10,675 for the three months ended October 31, 2020, related to new equipment which was placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $152,400 and $84,270 for the three months ended October 31, 2021 and 2020, respectively. The increase is primarily related to the increase in expenses from higher company activity as a result of beginning to manufacture and sell products.

Interest Expense

Interest expense was from $15,105 for the three months ended October 31, 2021 and 2020 from outstanding convertible notes payable.

Gain on Settlement of liabilities

Gain on settlement of liabilities was $11,262 for the three months ended October 31, 2021, due to the gain on forgiveness of PPP debt.

Net Loss

We incurred a net loss of $178,954 for three months ended October 31, 2021 as compared to $109,324 for the comparable period of 2020.

Nine months ended October 31, 2021 compared to the nine months ended October 31, 2020.

Revenue and Cost of Goods Sold

During the nine months ended October 31, 2021, we recognized revenue of $53,631 and cost of goods sold of $51,214 related to the sales of CBD products which began in the second half of the prior fiscal year. During the nine months ended October 31, 2020, we recognized revenue of $7,467 and cost of goods sold of $1,912 related to the sales of CBD products which began in the second half of the prior fiscal year.

Depreciation

We recognized depreciation of $58,058 and $17,363 for the nine months ended October 31, 2021 and 2020, respectively related to equipment which was primarily placed in service during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $353,402 and $217,786 for the nine months ended October 31, 2021 and 2020, respectively. The increase is primarily related to the increase in expenses from higher company activity as a result of beginning to manufacture and sell products. We also recognized commissions expense of $13,871 and $0 during the nine months ended October 31, 2021 and 2020, respectively.

Interest Expense

Interest expense decreased from $123,827 for the nine months ended October 31, 2020 to $45,501 for the nine months ended October 31, 2021. During the nine months ended October 31, 2021, we amortized $0 of the discount on our convertible notes, compared to $72,621 for the comparable period of 2020. The remaining decrease is due to lower levels of outstanding debt.

Gain on Settlement of liabilities

Gain on settlement of liabilities was $11,262 for the nine months ended October 31, 2021, due to the gain on forgiveness of PPP debt, compared to $61,421 during the nine months ended October 31, 2020 related to settlement on previously outstanding convertible notes payable.

Net Loss

We incurred a net loss of $457,153 for nine months ended October 31, 2021 as compared to $292,000 for the comparable period of 2020.

Liquidity and Capital Resources

At October 31, 2021, we had cash on hand of $29,058. We have negative working capital of $1,018,667. Net cash used in operating activities for the nine months ended October 31, 2021 was $352,613. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2021.

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

1.	As of October 31, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of October 31, 2021, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended October 31, 2021, the holders of our Series G preferred stock elected to convert preferred shares into shares of common stock as detailed below:

Date	Preferred Shares Converted	Number of Shares Issued
March 4, 2021	48,200	15,190,303
April 19, 2021	37,000	10,994,286
July 26, 2021	20,000	10,947,368
July 27, 2021	25,000	15,294,118
July 28, 2021	26,100	18,096,000
August 17, 2021	35,000	24,266,667
August 17, 2021	52,900	36,677,333
September 20, 2021	38,500	26,693,333
September 20, 2021	38,200	26,485,333
Total	320,900	184,644,741

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

Neutra Corp.

Date: December 10, 2021	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director