Form 10-K
period 2022-01-31
NEUTRA CORP.
filed 2022-05-10
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2021 was $3,395,232.

There were 2,207,695,949 shares of the Registrant’s common stock outstanding as of May 10, 2022.

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

Common Stock

We are authorized to issue unlimited shares of common stock, with a par value of $0.001. The closing price of our common stock on May 9, 2022, as quoted by OTC Markets Group, Inc., was $0.0006. There were 1,782,073,799 shares of common stock issued and outstanding as of January 31, 2022. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Wyoming contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2022, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2022.

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

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of January 31, 2022, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. As of January 31, 2022, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. As of January 31, 2022, there are 40,000 shares of Series C Preferred Stock outstanding.

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

Series F Preferred Stock. On March 15, 2019, our board of directors designated 1,000,000 shares of our preferred stock as Series F Preferred Stock. The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2021, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of the date of this report, there are 1,000,000 shares Series F Preferred Stock outstanding.

Series G Preferred Stock. During the year ended January 31 2021, our board of directors designated 1,000,000 shares of our preferred stock as Series G Preferred Stock. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first nine months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for nine months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. During the year ended January 31, 2021, we issued 271,800 shares of Series G convertible preferred stock and received cash proceeds of $230,000. During the year ended January 31, 2021, 115,500 shares of Series G convertible preferred stock were converted into 109,200,000 shares of our common stock. During the year ended January 31, 2022, we issued 514,000 shares of Series G convertible preferred stock for cash proceeds of $426,250, and 420,300 shares were converted into 289,308,377 shares of common stock. As of January 31, 2022, there were 250,000 shares of Series G convertible stock outstanding and $7,816 of accrued dividends payable.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2022, the Company issued shares of common stock as a result of the conversion of Series G Convertible Preferred Stock, as detailed in the following table:

Date	Shares Converted	Number of Shares Issued
November 18, 2021	30,000	19,500,000
November 30, 2021	19,000	17,963,636
December 22, 2021	50,400	67,200,000
Total	99,400	104,663,636

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

As of January 31, 2022, we had cash on hand of $1,056.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $632,926 for the year ended January 31, 2022. We had a working capital deficit of $1,151,298 as of January 31, 2022. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2022 was $405,615.

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

Fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021.

Revenue

We recognized revenue of $92,014 and $9,687 for the years ended January 31, 2022 and 2021, respectively. Revenue was generated from the sale of our CBD sports creams and other products.

Cost of Goods Sold

We incurred cost of goods sold of $60,853 and $42,944 for the years ended January 31, 2022 and 2021, respectively.

Depreciation

We recognized depreciation of $77,785 and $30,666 for the years ended January 31, 2022 and 2021, respectively, as a result of the acquisition of property and equipment during the prior period.

General and Administrative Expenses and Sales Commissions

We recognized general and administrative expenses in the amount of $508,482 and $414,742 for the years ended January 31, 2022 and 2021, respectively. The increase is primarily related to the increase in expenses from higher company activity as a result of beginning to manufacture and sell products. The Company also recognized $28,476 of commissions to officers related to sales of Deity products owed to the Company’s CEO.

Interest Expense

Interest expense decreased from $121,648 for the year ended January 31, 2021 to $60,606 for the year ended January 31, 2022 as a result of the decrease in issuance of convertible notes payable, and the fully amortization of convertible note discount during the year ended January 31, 2021.

Net Loss

We incurred a net loss of $632,926 for the year ended January 31, 2022 as compared to $538,892 for the comparable period of 2021. The increase in the net loss was primarily the result of higher general and administrative expense as discussed above.

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

We raised the cash amounts to be used in these activities from issuances of our Series G Preferred Stock during the year ended January 31, 2022. We currently have negative working capital of $1,151,298.

As of January 31, 2022, we had $1,056 of cash on hand. This amount of cash will be adequate to fund our operations for less than twelve months.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2022 and 2021. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2022, the Company had a net loss of $632,926 and generated negative cash flow from operations in the amount of $405,615. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neutra Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neutra Corp. (the Company) as of January 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), changes in mezzanine equity and cash flows for each of the years in the two-year period ended January 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Convertible Preferred Stock

As discussed in Note 10 to the financial statements, the Company had complex financing transactions due to the issuance of multiple series of preferred stock during the year, attached dividends, and differing terms on each class of stock, resulting in multiple placements of the different series throughout the balance sheet.

Auditing management’s evaluation of these transactions can be complex due to the unusual nature of these transactions.

To evaluate the appropriateness of the instrument’s classification, we examined and evaluated the agreement along with management’s evaluation of the key terms and management’s disclosure of the transactions.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2014.

Houston, Texas

May 10, 2022

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2022	January 31, 2021
ASSETS

CURRENT ASSETS
Cash	$1,056	$23,308
Deposits	1,610	1,610
Accounts receivable	—	25
Total current assets	2,666	24,943

Property and equipment, net	128,266	165,824

TOTAL ASSETS	$130,932	$190,767

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$526,638	$426,482
Accounts payable, related party	131,755	131,755
Advances payable	3,450	3,450
Advances payable to related party	2,314	16,236
Dividends payable on Series G preferred stock	7,816	2,634
Convertible notes payable, in default	239,711	239,711
Accrued interest payable	242,280	181,675
Total current liabilities	1,153,964	1,001,943

TOTAL LIABILITIES	1,153,964	1,001,943

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 250,000 shares and 156,300 shares issued and outstanding at January 31, 2022 and 2021, respectively	250,000	156,300

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,782,073,799 and 1,492,765,422 shares issued and outstanding at January 31, 2022 and January 31, 2021, respectively	1,782,074	1,492,765
Preferred stock; $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at January 31, 2022 and 2021	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at January 31, 2022 and 2021	10	—
Series C convertible preferred stock; 40,000 and 0 shares issued and outstanding at January 31, 2022 and 2021	40	—
Series E preferred stock, 1,000,000 shares issued and outstanding at January 31, 2022 and 2021	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at January 31, 2022 and 2021	1,000	1,000
Additional paid-in capital	7,824,982	7,427,709
Preferred stock subscribed but not issued	—	250,000
Accumulated deficit	(10,882,188)	(10,140,000)
Total stockholders’ deficit	(1,273,032)	(967,476)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$130,932	$190,767

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2022	2021

REVENUE	$92,014	$9,687
COST OF GOODS SOLD	60,853	42,944
GROSS MARGIN	31,161	(33,257)

OPERATING EXPENSES
Depreciation	77,785	30,666
Sales commissions	28,476	—
General and administrative expenses	508,482	414,742
Total operating expenses	614,743	445,408

LOSS FROM OPERATIONS	(583,582)	(478,665)

OTHER INCOME (EXPENSE)
Interest expense	(60,606)	(121,648)
Gain on settlement of liabilities	11,262	61,421
Total other income (expense)	(49,344)	(60,227)

NET LOSS	$(632,926)	$(538,892)

Deemed dividend on preferred stock	(109,262)	(41,800)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(742,188)	$(580,692)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	1,599,716,616	1,192,972,593

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2020	616,198,035	$616,198	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$8,091,570	$(9,559,308)	$—	$(849,490)
Common stock issued for debt conversion	767,367,387	767,367	—	—	—	—	—	—	—	—	—	—	(667,527)	—	—	99,840
Common stock issued for preferred stock conversion	109,200,000	109,200	—	—	—	—	—	—	—	—	—	—	11,330	—	—	120,530
Cash received for stock subscription	—	—	—	—	—	—	—	—	—	—	—	—	—	—	250,000	250,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(7,664)	—	—	(7,664)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,800)	—	(41,800)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(538,892)	—	(538,892)
Balance, January 31, 2021	1,492,765,422	1,492,765	50,000	50	—	—	—	—	1,000,000	1,000	1,000,000	1,000	7,427,709	(10,140,000)	250,000	(967,476)
Common stock issued for preferred stock conversions	289,308,377	289,309	—	—	—	—	—	—	—	—	—	—	147,323	—	—	436,632
Issuance of Series B preferred stock	—	—	—	—	10,000	10	—	—	—	—	—	—	49,990	—	(50,000)	—
Issuance of Series C preferred stock	—	—	—	—	—	—	40,000	40	—	—	—	—	199,960	—	(200,000)	—
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,512)	—	(21,512)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(87,750)	—	(87,750)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(632,926)		(632,926)
Balance, January 31, 2022	1,782,073,799	$1,782,074	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,824,982	$(10,882,188)	$—	$(1,273,032)

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2020	—	$—

Series G preferred stock issued for cash	271,800	271,800
Series G preferred stock converted to common stock	(115,500)	(115,500)

Balance, January 31, 2021	156,300	156,300

Series G preferred stock issued for cash	514,000	514,000
Series G preferred stock converted to common stock	(420,300)	(420,300)

Balance, January 31, 2022	250,000	$250,000

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,926)	$(538,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	—	72,621
Depreciation	77,785	30,666
Gain on settlement of convertible note payable	—	(61,421)
Gain on forgiveness of debt	(11,262)	—

Changes in operating assets and liabilities:
Deposits	—	48
Accounts receivable	25	(25)
Inventory	—	3,500
Accounts payable and accrued liabilities	100,158	32,098
Accrued interest payable	60,605	49,027
NET CASH USED IN OPERATING ACTIVITIES	(405,615)	(412,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,227)	(196,490)
NET CASH USED IN INVESTING ACTIVITIES	(40,227)	(196,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of advance from related party	(17,422)	—
Proceeds from sale of Series G convertible preferred stock	426,250	230,000
Stock subscriptions received	—	250,000
Repayments of convertible notes payable	—	(25,000)
Proceeds from issuance of note payable	11,262	—
Proceeds from advance from related party	3,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	423,590	455,000

NET DECREASE IN CASH	(22,252)	(153,868)

CASH, at the beginning of the period	23,308	177,176

CASH, at the end of the period	$1,056	$23,308

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of convertible notes payable and accrued interest	$—	$99,840
Conversion of mezzanine equity	$420,300	$120,530
Deemed dividend on mezzanine equity	$87,750	$41,800

The accompany notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

Note 2. Going Concern

For the fiscal year ended January 31, 2022, the Company had a net loss of $632,926 and negative cash flow from operations of $405,615.  As of January 31, 2022, the Company has negative working capital of $1,151,298.

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

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Diamond Anvil Designs, LLC, Deity Corporation and Vivis Corporation, from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $1,056 and $23,308 at January 31, 2022 and 2021, respectively.

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

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2022 and 2021.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 10 days in certain limited circumstances. During the years ended January 31, 2022 and 2021, there were a no refunds processed for returned product.

For the years ended January 31, 2022 and 2021, revenue from contracts with customers was $92,014 and $9,687, respectively. For the year ended January 31, 2022, the Company had two customers that accounted for 29.9% and 17.3% of total revenue, respectively. There were no customers representing greater than 10% of revenue for the year ended January 31, 2021.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Cost of Sales

Cost of sales includes all of the costs to purchase and assemble the Company’s products. Products are manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Additionally, shipping costs are included in Cost of Sales in the Statements of Operations.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2022 and 2021, respectively.

Loss per Common Share

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of January 31, 2022 and January 31, 2021.

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

Recently Adopted Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of January 31, 2022 and 2021, the Company had amounts on deposit with its attorney in the amount of $1,610.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	January 31, 2022	January 31, 2021
Equipment	$236,717	$196,490
Total property and equipment	236,717	196,490
Less: accumulated depreciation	(108,451)	(30,666)
Property and equipment, net	$128,266	$165,824

For the years ended January 31, 2022 and 2021, the Company recognized depreciation expense of $77,785 and $30,666, respectively.

Note 6. Related Party Transactions

During the year ended January 31, 2022, we incurred and paid salary expense of $97,834 to our CEO, Sydney Jim. In addition, we incurred commission expense of $26,824 payable to Mr. Jim during the same period, and owed $31,334 in unpaid compensation as of January 31, 2022. The commissions were not paid during the period. During the year ended January 31, 2022, the Company repaid advances of $17,422 owed to Mr. Jim. As of January 31, 2022, we owe Mr. Jim, or entities controlled by him, $131,755 which is recorded on the balance sheet in “Accounts Payable – Related Party” and $2,314 in “Advances payable to related party.”

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

During the year ended January 31, 2021, we incurred and paid salary expense of $100,000 to our CEO, Sydney Jim. As of January 31, 2021, we owed Mr. Jim $56,621.

Note 7. Advances and Notes Payable

As of January 31, 2022 and 2021, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

During the three months ended April 30, 2021, the Company received $11,262 from the United States Small Business Administration Paycheck Protection Program. The loan bears interest at 1% annually and matures in April 2026. The loan was forgiven in full during the three months ended October 31, 2021, and the Company recorded a gain on debt forgiveness.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the year ended January 31, 2022 and 2021. As of January 31, 2022, the Company has a total deferred tax asset of $894,164 which is offset by an equal valuation allowance, resulting in a net deferred tax asset of $0.

The statutory tax rate for the years ended January 31, 2022 and 2021 was 21%. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2022 and 2021 are as follows.

	2022	2021
Tax benefit at U.S. statutory rate	$132,914	$113,167
less: amortization of beneficial conversion feature	—	(15,250)
Plus: Gain on PPP loan forgiveness	2,365	—
less: valuation allowance	(135,279)	(97,917)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $4,257,926 and $3,613,738 as of January 31, 2022 and 2021, respectively. This generated a deferred tax asset of $894,164 and $758,885 as of January 31, 2022 and 2021, respectively, which were fully allowed for.

Note 9. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2022 and 2021:

	January 31, 2022	January 31, 2021
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	156,976	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2020 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Total convertible notes payable	$239,711	$239,711
Less: convertible notes payable, in default	(239,711)	(239,711)
Current convertible notes payable, net of discount	$—	$—

Convertible Promissory Notes Issued for Cash

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

During the year ended January 31, 2021, we recorded amortization of discounts on convertible notes payable and recognized interest expense of $72,621.

Conversions to Common Stock

During the year ended January 31, 2021, the holders of our convertible promissory notes converted $99,840 of principal and accrued interest into 767,367,387 shares of our common stock. There were no conversions of convertible promissory notes during the year ended January 31, 2022.

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

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of January 31, 2022, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. During the year ended January 31, 2021, the Company subscribed 10,000 shares of Series B Preferred Stock for cash proceeds of $50,000. The shares were issued during the year ended January 31, 2022.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. During the year ended January 31, 2022, the Company subscribed 40,000 shares of Series B Preferred Stock for cash proceeds of $200,000. The shares were issued during the year ended January 31, 2022.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of January 31, 2022 and 2021, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F preferred stock issued for services

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

Series G convertible preferred stock

Fiscal Year Ended January 31, 2022

During the year ended January 31, 2022, the Company issued 514,000 shares of Series G convertible preferred stock and received cash proceeds of $426,250. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first six months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for six months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is convertible at the stated value into a variable number of shares. The $87,750 difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the year ended January 31, 2022, the Company accrued dividends of $21,512. The holder of the Series G convertible preferred stock converted 420,300 shares and accrued dividends of $16,330 into 289,308,377 shares of common stock.

Fiscal Year Ended January 31, 2021

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

Conversions to common stock – convertible notes payable

During the year ended January 31, 2022, the holders of our Series G preferred stock elected to preferred shares and accumulated dividends into shares of common stock as detailed below:

Date	Preferred Shares Converted	Amount Converted	Number of Shares Issued
March 4, 2021	48,200	$49,646	15,190,303
April 19, 2021	37,000	38,480	10,994,286
July 26, 2021	20,000	20,800	10,947,368
July 27, 2021	25,000	26,000	15,294,118
July 28, 2021	26,100	27,144	18,096,000
August 17, 2021	35,000	36,400	24,266,667
August 17, 2021	52,900	55,016	36,677,333
September 20, 2021	38,500	40,040	26,693,333
September 20, 2021	38,200	39,728	26,485,333
November 18, 2021	30,000	31,200	19,500,000
November 30, 2021	19,000	19,760	17,963,636
December 22, 2021	50,400	52,416	67,200,000
Total	420,300	$436,630	289,308,377

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

Note 11. Subsequent Events

Subsequent to January 31, 2022, the holder of the Series G Convertible preferred stock converted a total of 217,800 shares of Series G into a total of 425,622,150 shares of common stock.

On February 23, 2022, the Company sold 10,000 shares of preferred stock not yet designated for cash proceeds of $50,000.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2022 and 2021.

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

As of January 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; lack of a formal written policy for the approval, identification and authorization of related party transactions; and management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2022.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Sydney Jim 54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas 77478	36	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sydney Jim	2022	97,834	—	—	—	—	—	—	97,834
CEO and chairman	2021	100,000	—	—	—	—	—	—	100,000
of the board

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2022 or 2021 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of May 10, 2022, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2022 and 2021:

	2022	2021
Audit Fees	$18,600	$18,600

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$18,600	$18,600

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (2)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.
(2)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: May 10, 2022	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director