Form 10-Q
period 2022-04-30
NEUTRA CORP.
filed 2022-06-21
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 16, 2022, 2,265,473,727 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30,	January 31,
	2022	2022

CURRENT ASSETS
Cash and cash equivalents	$15,188	$1,056
Deposits	1,610	1,610
Inventory	21,991	—
Total current assets	38,789	2,666

Property and equipment, net	108,540	128,266

TOTAL ASSETS	$147,329	$130,932

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$496,662	$526,638
Accounts payable to related party	163,089	131,755
Advances payable	3,450	3,450
Advances payable to related party	2,314	2,314
Dividends payable on Series G preferred stock	1,533	7,816
Convertible notes payable, in default	239,711	239,711
Notes payable, related party, current portion	48,845	—
Accrued interest payable	257,715	242,280
Total current liabilities	1,213,319	1,153,964

Notes payable, related party, net of current portion	7,955	—

TOTAL LIABILITIES	1,221,274	1,153,964

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 32,200 shares and 250,000 shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively	32,200	250,000

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,207695,949, and 1,782,073,799 shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively	2,207,696	1,782,074
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at April 30, 2022 and January 31, 2022	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at April 30, 2022 and January 31, 2022	10	10
Series C convertible preferred stock; 40,000 and 0 shares issued and outstanding at April 30, 2022 and January 31, 2022	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at April 30, 2022 and January 31, 2022	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at April 30, 2022 and January 31, 2022	1,000	1,000
Additional paid-in capital	7,625,872	7,824,982
Preferred stock subscribed but not issued	50,000	—
Accumulated deficit	(10,991,813)	(10,882,188)

TOTAL STOCKHOLDERS' DEFICIT	(1,106,145)	(1,273,032)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$147,329	$130,932

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	April 30,
	2022	2021

REVENUE	$9,662	$11,553
Cost of goods sold	4,538	10,261

Gross margin	5,124	1,292

OPERATING EXPENSES
Depreciation	19,726	18,212
Sales commissions	1,359	2,914
General and administrative expenses	75,501	102,869
Total operating expenses	96,586	123,995

LOSS FROM OPERATIONS	(91,462)	(122,703)

OTHER INCOME (EXPENSE)
Interest expense	(15,734)	(14,613)
Total other income (expense)	(15,734)	(14,613)

Net loss	$(107,196)	$(137,316)

Dividends on Series G convertible preferred stock	(2,429)	(28,860)

Net loss available to common shareholders	$(109,625)	$(166,176)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,824,868,256	1,503,852,887

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)
Common stock issued for preferred stock conversions	26,184,589	26,185	—	—	—	—	—	—	—	—	—	—	61,941	—	—	88,126
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,260)	—	(4,260)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,600)	—	(24,600)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(137,316)	—	(137,316)
Balance, April 30, 2021	1,518,950,011	$1,518,950	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,489,650	$(10,306,176)	$250,000	$(1,045,526)

Balance, January 31, 2022	1,782,073,799	$1,782,074	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,824,982	$(10,882,188)	$—	$(1,273,032)
Common stock issued for preferred stock conversions	425,622,150	425,622	—	—	—	—	—	—	—	—	—	—	(199,110)	—	—	226,512
Preferred stock subscribed but not issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(107,196)	—	(107,196)
Balance, April 30, 2022	2,207,695,949	$2,207,696	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,625,872	$(10,991,813)	$50,000	$(1,106,145)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGE IN MEZZANINE EQUITY

(UNAUDITED)

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2022	250,000	$250,000

Series G preferred stock converted to common stock	(217,800)	(217,800)

Balance, April 30, 2022	32,200	$32,200

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(107,196)	$(137,316)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation	19,726	18,212
Changes in operating assets and liabilities
Accounts receivable	—	(165)
Inventory	(21,991)	—
Accounts payable and accrued liabilities	(29,976)	2,914
Accounts payable to related party	31,334	—
Accrued interest payable	15,435	14,612
NET CASH USED IN OPERATING ACTIVITIES	(92,668)	(101,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(40,226)
NET CASH USED IN INVESTING ACTIVITIES	—	(40,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of advance from related party	—	(13,922)
Stock subscriptions received	50,000	—
Proceeds from sale of Series G convertible preferred stock	—	140,000
Proceeds from issuance of note payable	60,000	11,262
Repayments of notes payable	(3,200)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	106,800	137,340

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,132	(4,629)

Cash and cash equivalents at beginning of period	1,056	23,308

Cash and cash equivalents at end of period	$15,188	$18,679

Cash paid during the period for:
Interest	$300	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of mezzanine equity	$217,800	$85,200
Deemed dividend on mezzanine equity	$—	$24,600

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

Note 2. Going Concern

For the three months ended April 30, 2022, the Company had a net loss of $107,196 and did not have positive cash flow from operations. As of April 30, 2022, the Company has negative working capital of $1,174,530.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended April 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2023.

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

Inventory

Inventories are stated at the lower of cost or net realizable value, using the average cost method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. The Company’s inventory as of March 31, 2022 consisted of raw materials and packaging supplies related to its products.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the three months ended April 30, 2022 and 2021, the Company recognized depreciation expense of $19,726 and $18,212, respectively.

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

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 10 days in certain limited circumstances. There have been no refunds processed for returned product.

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

There were no other known commitments or contingencies as of April 30, 2022 and January 31, 2022.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of April 30, 2022 and January 31, 2022, the Company had amounts on deposit with its attorney in the amount of $1,610.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	April 30, 2022	January 31, 2022
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(128,177)	(108,451)
Property and equipment, net	$108,540	$128,266

Note 6. Related Party Transactions

During the three months ended April 30, 2022 and 2021, we incurred salary expense of $25,000 to our CEO, Sydney Jim.. In addition, we incurred commission expense of $1,384 during the three months ended April 30, 2022 to Mr. Jim, and owed a total of $28,183 and $26,824 in accrued commissions as of April 30, 2022 and January 31, 2022, respectively.

As of April 30, 2022 and January 31, 2022, we owed Mr. Jim, or entities controlled by him, $163,089 and $131,755 which is recorded on the balance sheet in “Accounts Payable – Related Party”, respectively, and $2,314 in “Advances payable to related party.”

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

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of April 30, 2022, the note principal balance was $56,800.

Note 7. Advances and Notes Payable

As of April 30, 2022 and January 31, 2021, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of April 30, 2022, the note principal balance was $56,800.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of April 30, 2022 and January 31, 2022:

	April 30, 2022	January 31, 2021
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$159,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Total convertible notes payable	$239,711	$239,711
Less: convertible notes payable, in default	(239,711)	(239,711)
Current convertible notes payable, net of discount	$—	$—

Note 9. Shareholders’ Equity

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of April 30, 20202 and January 31, 2022, there are 50,000 shares of Series A Preferred Stock outstanding.

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

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. During the year ended January 31, 2021, the Company subscribed 40,000 shares of Series B Preferred Stock for cash proceeds of $200,000. The shares were issued during the year ended January 31, 2022.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of April 30, 20202 and January 31, 2022, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

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

Series G convertible preferred stock

Fiscal Year Ended January 31, 2022

During the year ended January 31, 2022, the Company issued 514,000 shares of Series G convertible preferred stock and received cash proceeds of $426,250. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first six months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for six months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. The Series G convertible preferred stock is included in mezzanine equity on the condensed consolidated balance sheet, because it is convertible at the stated value into a variable number of shares. The difference between the stated value of the stock and the proceeds received has been recognized as a deemed dividend to the preferred shareholders. During the three months ended April 30, 2022, the Company accrued dividends of $2,429, and the holder of the Series G convertible preferred stock converted 217,800 shares and accrued dividends of $8,712 into 425,622,150 shares of common stock. During the three months ended April 30, 2021, the Company accrued dividends of $4,260, and the holder of the Series G convertible preferred stock converted 85,200 shares and accrued dividends of $2,926 into 26,184,589 shares of common stock.

Preferred Stock Subscription

On February 23, 2022, the Company sold 10,000 shares of preferred stock not yet designated for cash proceeds of $50,000.

Note 10. Subsequent Events

Subsequent to April 30, 2022, the holder of the Series G Convertible preferred stock converted a total of 20,000 shares of Series G into a total of 57,777,778 shares of common stock.

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

As of April 30, 2022, we had cash on hand of $15,188.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2022 on Form 10-K.

Results of Operations

Three months ended April 30, 2022 compared to the three months ended April 30, 2021

Revenue and Cost of Goods Sold

During the three months ended April 30, 2022 and 2021, we recognized revenue of $9,662 and cost of goods sold of $4,538 related to the sales of CBD products. During the three months ended April 30, 2021, we recognized revenue of $11,553 and cost of goods sold of $10,261.

Depreciation

We recognized depreciation of $19,726 for the three months ended April 30, 2022 compared to $18,212 for the three months ended April 30, 2021, related to new equipment which was placed in service during the prior fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses of $75,501 and $102,869 for the three months ended April 30,2022 and 2021, respectively. The decrease is primarily related to the decrease in consulting fees and marketing expense.

Interest Expense

Interest expense was $15,434 and $14,613 for the three months ended April 30, 2022 and 2021, respectively, from outstanding convertible notes payable.

Net Loss

We incurred a net loss of $107,196 for three months ended April 30, 2022 as compared to $137,316 for the comparable period of 2021.

Liquidity and Capital Resources

At April 30, 2022, we had cash on hand of $15,188. We have negative working capital of $1,174,530. Net cash used in operating activities for the three months ended April 30, 2022 was $92,668. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2022.

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

1.	As of April 30, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of April 30, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of April 30, 2022, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2022, the holders of our Series G preferred stock elected to convert preferred shares into shares of common stock as detailed below:

Date	Preferred Shares Converted	Number of Shares Issued
February 3, 2022	30,000	43,943,662
February 10, 2022	29,600	48,100,000
February 22, 2022	49,000	79,625,000
March 18, 2022	40,200	97,227,907
March 22, 2022	20,000	48,372,093
April 25, 2022	30,000	62,400,000
April 26, 2022	19,000	45,953,488
Total	217,800	425,622,150

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

Neutra Corp.

Date: June 21, 2022	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director