Form 10-Q
period 2022-07-31
NEUTRA CORP.
filed 2022-09-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2022, 2,300,718,171 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Wyoming corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2022	2022
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash and cash equivalents	$26,325	$1,056
Deposits	1,610	1,610
Inventory	25,108	—
Total current assets	53,043	2,666

Property and equipment, net	88,813	128,266

TOTAL ASSETS	$141,856	$130,932

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$498,542	$526,638
Accounts payable to related party	188,087	131,755
Advances payable	3,450	3,450
Advances payable to related party	2,314	2,314
Dividends payable on Series G preferred stock	1,349	7,816
Convertible notes payable, in default	239,711	239,711
Accrued interest payable	272,790	242,280
Total current liabilities	1,206,243	1,153,964

Notes payable, related party	56,800	—

TOTAL LIABILITIES	1,263,043	1,153,964

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 60,200 shares and 250,000 shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively	60,200	250,000

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,300,718,171 and 1,782,073,799 shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively	2,300,718	1,782,074
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at July 31, 2022 and January 31, 2022	50	50
Series B convertible preferred stock; 10,000 and 0shares issued and outstanding at July 31, 2022 and January 31, 2022	10	10
Series C convertible preferred stock; 40,000 and 0 shares issued and outstanding at July 31, 2022 and January 31, 2022	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at July 31, 2022 and January 31, 2022	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at July 31, 2022 and January 31, 2022	1,000	1,000
Additional paid-in capital	7,566,337	7,824,982
Preferred stock subscribed but not issued	50,000	—
Accumulated deficit	(11,100,542)	(10,882,188)

TOTAL STOCKHOLDERS' DEFICIT	(1,181,387)	(1,273,032)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$141,856	$130,932

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

REVENUE	$29,032	$15,807	$38,694	$27,360
Cost of goods sold	12,479	16,331	17,017	26,592

Gross margin	16,553	(524)	21,677	768

OPERATING EXPENSES
Depreciation	19,727	20,120	39,453	38,332
Sales commissions	14,158	6,323	15,517	9,237
General and administrative expenses	65,018	98,133	140,519	201,002
Total operating expenses	98,903	124,576	195,489	248,571

LOSS FROM OPERATIONS	(82,350)	(125,100)	(173,812)	(247,803)

OTHER INCOME (EXPENSE)
Interest expense	(15,076)	(15,783)	(30,810)	(30,396)
Total other income (expense)	(15,076)	(15,783)	(30,810)	(30,396)

Net loss	$(97,426)	$(140,883)	$(204,622)	$(278,199)

Deemed dividend on Series G convertible preferred stock	(11,303)	(24,017)	(13,732)	(52,877)

Net loss available to common shareholders	$(108,729)	$(164,900)	$(218,354)	$(331,076)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,256,304,645	1,520,800,025	2,130,460,104	1,512,466,902

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)
Common stock issued for preferred stock conversions	26,184,589	26,185	—	—	—	—	—	—	—	—	—	—	61,941	—	—	88,126
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,260)	—	(4,260)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,600)	—	(24,600)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(137,316)	—	(137,316)
Balance, April 30, 2021	1,518,950,011	$1,518,950	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,489,650	$(10,306,176)	$250,000	$(1,045,526)
Common stock issued for preferred stock conversions	44,337,786	44,336	—	—	—	—	—	—	—	—	—	—	29,607	—	—	73,943
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,867)	—	(5,867)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,150)	—	(18,150)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(140,883)	—	(140,883)
Balance, July 31, 2021	1,563,287,497	$1,563,286	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,519,257	$(10,471,076)	$250,000	$(1,136,483)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2022	1,782,073,799	$1,782,074	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,824,982	$(10,882,188)	$—	$(1,273,032)
Common stock issued for preferred stock conversions	425,622,150	425,622	—	—	—	—	—	—	—	—	—	—	(199,110)	—	—	226,512
Preferred stock subscribed but not issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(107,196)		(107,196)
Balance, April 30, 2022	2,207,695,949	$2,207,696	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,625,872	$(10,991,813)	$50,000	$(1,106,145)
Common stock issued for preferred stock conversions	93,022,222	93,022	—	—	—	—	—	—	—	—	—	—	(59,535)	—	—	33,487
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,103)	—	(1,103)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,200)	—	(10,200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,426)		(97,426)
Balance, July 31, 2022	2,300,718,171	$2,300,718	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,566,337	$(11,100,542)	$50,000	$(1,181,387)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY

(UNAUDITED)

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2022	250,000	$250,000

Series G preferred stock converted to common stock	(217,800)	(217,800)

Balance, April 30, 2022	32,200	$32,200

Series G preferred stock issued for cash	60,200	60,200

Series G preferred stock converted to common stock	(32,200)	(32,200)

Balance, July 31, 2022	60,200	$60,200

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(204,622)	$(278,199)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation	39,453	38,332
Changes in operating assets and liabilities
Accounts receivable	—	(3,818)
Inventory	(25,108)	—
Accounts payable and accrued liabilities	(28,096)	9,237
Accounts payable to related party	56,332	—
Accrued interest payable	30,510	30,394
NET CASH USED IN OPERATING ACTIVITIES	(131,531)	(204,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(40,226)
NET CASH USED IN INVESTING ACTIVITIES	—	(40,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of advance from related party	—	(10,422)
Stock subscriptions received	50,000	—
Proceeds from sale of Series G convertible preferred stock	50,000	221,250
Proceeds from issuance of note payable	60,000	11,262
Repayments of notes payable	(3,200)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	156,800	222,090

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,269	(22,190)

Cash and cash equivalents at beginning of period	1,056	23,308

Cash and cash equivalents at end of period	$26,325	$1,118

Cash paid during the period for:
Interest	$300	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of mezzanine equity	$217,800	$156,300
Deemed dividend on mezzanine equity	$10,200	$42,750

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

Note 1. Background Information

Neutra Corp. was incorporated in Nevada on January 11, 2011, to market and participate in the nutraceutical space by bringing products derived from all natural and organic origins. Along with participating in the actual nutraceutical products, we plan to research and bring new technology to the nutraceutical space. Nutraceutical natural medicine is an alternative system that focuses on natural remedies and the body’s vital ability to heal and maintain itself. One of the nutraceutical sub-markets is the new thriving medical cannabis market, in which we intend to participate. We intend to entrust the manufacturing to a nutraceutical contractor to private label all of our products and to sell them under our unique brand. We have established a fiscal year end of January 31.

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

Note 2. Going Concern

For the six months ended July 31, 2022, the Company had a net loss of $204,622 and did not have positive cash flow from operations. As of July 31, 2022, the Company has negative working capital of $1,153,200.

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

The results of operations for the six month period ended July 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2023.

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

Inventory

Inventories are stated at the lower of cost or net realizable value, using the average cost method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. The Company’s inventory as of July 31, 2022 consisted of raw materials and packaging supplies related to its products.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the six months ended July 31, 2022 and 2021, the Company recognized depreciation expense of $39,453 and $38,332, respectively.

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

There were no other known commitments or contingencies as of July 31, 2022 and January 31, 2022.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of July 31, 2022 and January 31, 2022, the Company had amounts on deposit with its attorney in the amount of $1,610.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	July 31, 2022	January 31, 2022
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(147,904)	(108,451)
Property and equipment, net	$88,813	$128,266

Note 6. Related Party Transactions

During the six months ended July 31, 2022 and 2021, we incurred salary expense of $50,000 to our CEO, Sydney Jim. In addition, we incurred commission expense of $2,345 during the six months ended July 31, 2022 to Mr. Jim, and owed a total of $29,169 and $26,824 in accrued commissions as of July 31, 2022 and January 31, 2022, respectively.

As of July 31, 2022 and January 31, 2022, we owed Mr. Jim, or entities controlled by him, $186,490 and $131,755 which is recorded on the balance sheet in “Accounts Payable – Related Party”, respectively, and $2,314 in “Advances payable to related party.”

During the six months ended July 31, 2021, the Company acquired the assets of Deity Corporation, a Texas corporation which the Sydney Jim, the Company’s CEO, had a controlling interest in that will produce hemp and cannabis products. The transaction was considered an asset acquisition, as there were no operations of Deity Corporation prior to the transaction. The Company received the formulas for certain hemp and cannabis-based products and a website to market the products that will be produced. In exchange, the Company will pay to Mr. Jim 60% of the revenue from Deity Corporation sales until a total of $250,000 is reached, at which point the Company will pay 20% of Deity Corporation revenue to Mr. Jim.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of July 31, 2022, the note principal balance was $56,800 and accrued interest was $793.

Note 7. Advances and Notes Payable

As of July 31, 2022 and January 31, 2021, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of July 31, 2022, the note principal balance was $56,800 and accrued interest was $793.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of July 31, 2022 and January 31, 2022:

	July 31, 2022	January 31, 2022
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$159,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Total convertible notes payable	$239,711	$239,711
Less: convertible notes payable, in default	(239,711)	(239,711)
Current convertible notes payable, net of discount	$—	$—

Accrued interest on convertible notes payable was $271,997 and $242,280 as of July 31, 2022 and January 31, 2022, respectively.

Note 9. Shareholders’ Equity

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of July 31, 20202 and January 31, 2022, there are 50,000 shares of Series A Preferred Stock outstanding.

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

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of July 31, 20202 and January 31, 2022, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

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

Series G convertible preferred stock

During the six months ended July 31, 2022, the Company issued 60,200 shares of Series G convertible preferred stock and received cash proceeds of $50,000. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. During the six months ended July 31, 2022, the Company accrued dividends of $3,532, and the holder of the Series G convertible preferred stock converted 250,000 shares and accrued dividends of $10,000 into 518,644,372 shares of common stock. During the six months ended July 31, 2021, the Company accrued dividends of $10,127, and the holder of the Series G convertible preferred stock converted 156,300 shares and accrued dividends of $5,770 into 70,522,075 shares of common stock.

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

As of July 31, 2022, we had cash on hand of $26,325.

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

Results of Operations

Three months ended July 31, 2022 compared to the three months ended July 31, 2021

Revenue and Cost of Goods Sold

During the three months ended July 31, 2022 and 2021, we recognized revenue of $29,032 and cost of goods sold of $12,479 related to the sales of CBD products. During the three months ended July 31, 2021, we recognized revenue of $15,807 and cost of goods sold of $16,331. The increases in revenue and gross margin are from the expansion of the Company’s wholesale distribution customers.

Depreciation

We recognized depreciation of $19,727 for the three months ended July 31, 2022 compared to $20,120 for the three months ended July 31, 2021.

General and Administrative Expenses

We recognized general and administrative expenses of $65,018 and $98,133 for the three months ended July 31,2022 and 2021, respectively. The decrease is primarily related to the decrease in consulting fees and marketing expense, and related to the receipt of employee retention tax credits which offset labor costs during the current period.

Interest Expense

Interest expense was $15,076 and $15,783 for the three months ended July 31, 2022 and 2021, respectively, from outstanding convertible notes payable.

Net Loss

We incurred a net loss of $97,426 for three months ended July 31, 2022 as compared to $140,883 for the comparable period of 2021.

Six months ended July 31, 2022 compared to the six months ended July 31, 2021

Revenue and Cost of Goods Sold

During the six months ended July 31, 2022 and 2021, we recognized revenue of $38,694 and cost of goods sold of $17,017 related to the sales of CBD products. During the six months ended July 31, 2021, we recognized revenue of $27,360 and cost of goods sold of $26,592. The increases in revenue and gross margin are from the expansion of the Company’s wholesale distribution customers.

Depreciation

We recognized depreciation of $39,453 for the six months ended July 31, 2022 compared to $38,332 for the six months ended July 31, 2021.

General and Administrative Expenses

We recognized general and administrative expenses of $140,519 and $201,002 for the six months ended July 31,2022 and 2021, respectively. The decrease is primarily related to the decrease in consulting fees and marketing expense, and related to the receipt of employee retention tax credits which offset labor costs during the current period.

Interest Expense

Interest expense was $30,810 and $30,396 for the six months ended July 31, 2022 and 2021, respectively, from outstanding convertible notes payable.

Net Loss

We incurred a net loss of $204,622 for six months ended July 31, 2022 as compared to $278,199 for the comparable period of 2021.

Liquidity and Capital Resources

At July 31, 2022, we had cash on hand of $26,325. We have negative working capital of $1,153,200. Net cash used in operating activities for the six months ended July 31, 2022 was $131,531. The Company had net cash provided by financing activities of $156,800 for the six months ended July 31, 2022, with $50,000 of proceeds from preferred stock subscriptions, $50,000 proceeds from the sale of additional shares of Series G preferred stock, and $60,000 of proceeds from notes payable. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of July 31, 2022.

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

1.	As of July 31, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of July 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of July 31, 2022, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2022, the holders of our Series G preferred stock elected to convert preferred shares into shares of common stock as detailed below:

Date	Preferred Shares Converted	Number of Shares Issued
June 8, 2022	20,000	57,777,778
June 21, 2022	12,200	35,244,444
Total	32,200	93,022,222

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

Neutra Corp.

Date: September 14, 2022	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director