Form 10-Q
period 2022-10-31
NEUTRA CORP.
filed 2022-12-15
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 13, 2022, 2,300,718,171 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	January 31,
	2022	2022
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash and cash equivalents	$456	$1,056
Deposits	1,610	1,610
Inventory	26,810	—
Total current assets	28,876	2,666

Property and equipment, net	69,087	128,266

TOTAL ASSETS	$97,963	$130,932

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$503,367	$526,638
Accounts payable to related party	208,087	131,755
Advances payable	3,450	3,450
Advances payable to related party	2,314	2,314
Dividends payable on Series G preferred stock	1,922	7,816
Convertible notes payable, in default	239,711	239,711
Accrued interest payable	288,508	242,280
Total current liabilities	1,247,359	1,153,964

Notes payable, related party	54,156	—

TOTAL LIABILITIES	1,301,515	1,153,964

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 60,200 shares and 250,000 shares issued and outstanding at October 31, 2022 and January 31, 2022, respectively	60,200	250,000

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,300,718,171 and 1,782,073,799 shares issued and outstanding at October 31, 2022 and January 31, 2022, respectively	2,300,718	1,782,074
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at October 31, 2022 and January 31, 2022	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at October 31, 2022 and January 31, 2022	10	10
Series C convertible preferred stock; 40,000 and 0 shares issued and outstanding at October 31, 2022 and January 31, 2022	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at October 31, 2022 and January 31, 2022	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2022 and January 31, 2022	1,000	1,000
Additional paid-in capital	7,566,337	7,824,982
Preferred stock subscribed but not issued	50,000	—
Accumulated deficit	(11,182,907)	(10,882,188)

TOTAL STOCKHOLDERS' DEFICIT	(1,263,752)	(1,273,032)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$97,963	$130,932

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

REVENUE	$23,383	$26,271	$62,077	$53,631
Cost of goods sold	12,708	24,622	29,725	51,214

Gross margin	10,675	1,649	32,352	2,417

OPERATING EXPENSES
Depreciation	19,726	19,726	59,179	58,058
Sales commissions	10,584	4,634	26,101	13,871
General and administrative expenses	46,439	152,400	186,958	353,402
Total operating expenses	76,749	176,760	272,238	425,331

LOSS FROM OPERATIONS	(66,074)	(175,111)	(239,886)	(422,914)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	—	11,262	—	11,262
Interest expense	(15,718)	(15,105)	(46,528)	(45,501)
Total other income (expense)	(15,718)	(3,843)	(46,528)	(34,239)

Net loss	$(81,792)	$(178,954)	$(286,414)	$(457,153)

Dividends on Series G convertible preferred stock	(573)	(5,822)	(4,105)	(15,949)
Deemed dividend on Series G convertible preferred stock	—	(37,800)	(10,200)	(80,550)

Net loss available to common shareholders	$(82,365)	$(222,576)	$(300,719)	$(553,652)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,300,718,171	1,637,475,687	2,187,836,449	1,554,322,653

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)
Common stock issued for preferred stock conversions	26,184,589	26,185	—	—	—	—	—	—	—	—	—	—	61,941	—	—	88,126
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,260)	—	(4,260)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,600)	—	(24,600)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(137,316)	—	(137,316)
Balance, April 30, 2021	1,518,950,011	$1,518,950	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,489,650	$(10,306,176)	$250,000	$(1,045,526)
Common stock issued for preferred stock conversions	44,337,786	44,336	—	—	—	—	—	—	—	—	—	—	29,607	—	—	73,943
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,867)	—	(5,867)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,150)	—	(18,150)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(140,883)	—	(140,883)
Balance, July 31, 2021	1,563,287,497	$1,563,286	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,519,257	$(10,471,076)	$250,000	$(1,136,483)
Common stock issued for preferred stock conversions	114,122,666	114,123	—	—	—	—	—	—	—	—	—	—	57,062	—	—	171,185
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,822)	—	(5,822)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,800)	—	(37,800)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(178,954)	—	(178,954)
Balance, October 31, 2021	1,677,410,163	$1,677,409	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,576,319	$(10,693,652)	$250,000	$(1,187,874)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2022	1,782,073,799	$1,782,074	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,824,982	$(10,882,188)	$—	$(1,273,032)
Common stock issued for preferred stock conversions	425,622,150	425,622	—	—	—	—	—	—	—	—	—	—	(199,110)	—	—	226,512
Preferred stock subscribed but not issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(107,196)		(107,196)
Balance, April 30, 2022	2,207,695,949	$2,207,696	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,625,872	$(10,991,813)	$50,000	$(1,106,145)
Common stock issued for preferred stock conversions	93,022,222	93,022	—	—	—	—	—	—	—	—	—	—	(59,535)	—	—	33,487
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,103)	—	(1,103)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,200)	—	(10,200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,426)		(97,426)
Balance, July 31, 2022	2,300,718,171	$2,300,718	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,566,337	$(11,100,542)	$50,000	$(1,181,387)
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(573)	—	(573)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,792)	—	(81,792)
Balance, October 31, 2022	2,300,718,171	$2,300,718	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,566,337	$(11,182,907)	$50,000	$(1,263,752)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY

(UNAUDITED)

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2022	250,000	$250,000

Series G preferred stock converted to common stock	(217,800)	(217,800)

Balance, April 30, 2022	32,200	$32,200

Series G preferred stock issued for cash	60,200	60,200

Series G preferred stock converted to common stock	(32,200)	(32,200)

Balance, July 31, 2022	60,200	$60,200

Balance, October 31, 2022	60,200	$60,200

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(286,414)	$(457,153)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation	59,179	58,058
Gain on forgiveness of debt	—	(11,262)
Changes in operating assets and liabilities
Accounts receivable	—	25
Inventory	(26,810)	—
Accounts payable and accrued liabilities	(23,271)	12,219
Accounts payable to related party	76,332	—
Accrued interest payable	46,228	45,500
NET CASH USED IN OPERATING ACTIVITIES	(154,756)	(352,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(40,227)
NET CASH USED IN INVESTING ACTIVITIES	—	(40,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of advance from related party	—	(17,422)
Stock subscriptions received	50,000	—
Proceeds from sale of Series G convertible preferred stock	50,000	401,250
Proceeds from advance from related party	—	3,500
Proceeds from issuance of note payable	60,000	11,262
Repayments on notes payable	(5,844)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	154,156	398,590

NET CHANGE IN CASH AND CASH EQUIVALENTS	(600)	5,750

Cash and cash equivalents at beginning of period	1,056	23,308

Cash and cash equivalents at end of period	$456	$29,058

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of mezzanine equity	$250,000	$320,900
Dividends on mezzanine equity	$4,105	$15,949
Deemed dividend on mezzanine equity	$10,200	$80,550

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

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

Note 2. Going Concern

For the nine months ended October 31, 2022, the Company had a net loss of $286,414 and did not have positive cash flow from operations. As of October 31, 2022, the Company has negative working capital of $1,218,483.

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

The results of operations for the nine month period ended October 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2023.

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

Inventory

Inventories are stated at the lower of cost or net realizable value, using the average cost method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. The Company’s inventory as of October 31, 2022 consisted of raw materials and packaging supplies related to its products.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the nine months ended October 31, 2022 and 2021, the Company recognized depreciation expense of $59,179 and $58,058, respectively.

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

There were no other known commitments or contingencies as of October 31, 2022 and January 31, 2022.

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

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of October 31, 2022 and January 31, 2022, the Company had amounts on deposit with its attorney in the amount of $1,610.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	October 31, 2022	January 31, 2022
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(167,630)	(108,451)
Property and equipment, net	$69,087	$128,266

Note 6. Related Party Transactions

During the nine months ended October 31, 2022 and 2021, we incurred salary expense of $80,649 and $77,667, respectively, to our CEO, Sydney Jim. In addition, we incurred commission expense of $26,101 during the nine months ended October 31, 2022 to Mr. Jim and owed a total of $34,596 and $26,824 in accrued commissions as of October 31, 2022 and January 31, 2022, respectively.

As of October 31, 2022 and January 31, 2022, we owed Mr. Jim, or entities controlled by him, $208,087 and $131,755 which is recorded on the balance sheet in “Accounts Payable – Related Party”, respectively, and $2,314 in “Advances payable to related party.”

During the nine months ended October 31, 2021, the Company acquired the assets of Deity Corporation, a Texas corporation which the Sydney Jim, the Company’s CEO, had a controlling interest in that will produce hemp and cannabis products. The transaction was considered an asset acquisition, as there were no operations of Deity Corporation prior to the transaction. The Company received the formulas for certain hemp and cannabis-based products and a website to market the products that will be produced. In exchange, the Company will pay to Mr. Jim 60% of the revenue from Deity Corporation sales until a total of $250,000 is reached, at which point the Company will pay 20% of Deity Corporation revenue to Mr. Jim.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of October 31, 2022, the note principal balance was $54,156 and accrued interest was $1,405.

Note 7. Advances and Notes Payable

As of October 31, 2022 and January 31, 2021, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of October 31, 2022, the note principal balance was $54,156 and accrued interest was $1,405.

Note 8. Convertible Notes Payable

Convertible notes payable consists of the following as of October 31, 2022 and January 31, 2022:

	October 31, 2022	January 31, 2022
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	$156,976	$159,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2019 and convertible into shares of common stock at a 60% discount to the market price, in default	82,735	82,735
Total convertible notes payable	$239,711	$239,711
Less: convertible notes payable, in default	(239,711)	(239,711)
Current converStible notes payable, net of discount	$—	$—

Accrued interest on convertible notes payable was $287,103 and $242,280 as of October 31, 2022 and January 31, 2022, respectively.

Note 9. Shareholders’ Equity

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of October 31, 20202 and January 31, 2022, there are 50,000 shares of Series A Preferred Stock outstanding.

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

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of October 31, 2022 and January 31, 2022, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

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

Series G convertible preferred stock

During the nine months ended October 31, 2022, the Company issued 60,200 shares of Series G convertible preferred stock and received cash proceeds of $50,000. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. During the nine months ended October 31, 2022, the Company accrued dividends of $4,105, and the holder of the Series G convertible preferred stock converted 250,000 shares and accrued dividends of $10,000 into 518,644,372 shares of common stock. During the nine months ended October 31, 2021, the Company accrued dividends of $15,949, and the holder of the Series G convertible preferred stock converted 320,900 shares and accrued dividends of $5,770 into 70,522,075 shares of common stock.

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

As of October 31, 2022, we had cash on hand of $456.

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

Results of Operations

Three months ended October 31, 2022 compared to the three months ended October 31, 2021

Revenue and Cost of Goods Sold

During the three months ended October 31, 2022, we recognized revenue of $23,383 and cost of goods sold of $12,708 related to the sales of CBD products. During the three months ended October 31, 2021, we recognized revenue of $26,271 and cost of goods sold of $24,622. The decrease in revenue compared to the prior year is due two certain non-recurring revenue in the prior year, and the increase in gross margin for the current year is from improved inventory management..

Depreciation

We recognized depreciation of $19,726 for the three months ended October 31, 2022 and 2021 related to the Company’s property and equipment

General and Administrative Expenses

We recognized general and administrative expenses of $46,439 and $152,400 for the three months ended October 31, 2022 and 2021, respectively. The decrease is primarily related to the decrease in consulting fees and marketing expense.

Interest Expense

Interest expense was $15,718 and $15,105 for the three months ended October 31, 2022 and 2021, respectively, from outstanding convertible notes payable.

Net Loss

We incurred a net loss of $81,792 for three months ended October 31, 2022 as compared to $178,954 for the comparable period of 2021.

Nine months ended October 31, 2022 compared to the nine months ended October 31, 2021

Revenue and Cost of Goods Sold

During the nine months ended October 31, 2022, we recognized revenue of $62,077 and cost of goods sold of $29,725 related to the sales of CBD products. During the nine months ended October 31, 2021, we recognized revenue of $53,631 and cost of goods sold of $51,214. The increases in revenue and gross margin are from the expansion of the Company’s wholesale distribution customers and improved inventory management.

Depreciation

We recognized depreciation of $59,179 for the nine months ended October 31, 2022 compared to $58,058 for the nine months ended October 31, 2021.

General and Administrative Expenses

We recognized general and administrative expenses of $186,958 and $353,402 for the nine months ended October 31, 2022 and 2021, respectively. The decrease is primarily related to the decrease in consulting fees and marketing expense and related to the receipt of employee retention tax credits which offset labor costs during the current period.

Interest Expense

Interest expense was $46,528 and $45,501 for the nine months ended October 31, 2022 and 2021, respectively, from outstanding convertible notes payable.

Net Loss

We incurred a net loss of $286,414 for nine months ended October 31, 2022 as compared to $457,153 for the comparable period of 2021.

Liquidity and Capital Resources

At October 31, 2022, we had cash on hand of $456. We have negative working capital of $1,218,483. Net cash used in operating activities for the nine months ended October 31, 2022 was $154,756. The Company had net cash provided by financing activities of $154,156 for the nine months ended October 31, 2022, with $50,000 of proceeds from preferred stock subscriptions, $50,000 proceeds from the sale of additional shares of Series G preferred stock, $60,000 of proceeds from notes payable, which were offset by repayments on notes payable of $5,844. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of October 31, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of October 31, 2022, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

None.

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

Neutra Corp.

Date: December 15, 2022	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director