Form 10-K
period 2023-01-31
NEUTRA CORP.
filed 2023-06-09
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2022 was $2,052,646.

There were 2,917,899,124 shares of the Registrant’s common stock outstanding as of June 6, 2023.

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

Government Laws and Regulations

Neutra primarily sells hemp-derived products, including products containing delta-8-THC and other cannabinoids. Neutra is attempting to only conduct business to the extent permitted under applicable laws and regulations.

While Neutra is optimistic regarding the future of its business selling hemp-derived products and psychoactive products, and potentially products that contain nicotine, the manufacture and sale of these products involve significant risks associated with federal, state and local laws and regulations, and regulatory agencies, that have the potential to bankrupt Neutra and the Company, or at least to negatively impact the trading price of our common stock.

In regard to the sale of hemp-derived products in the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult recreational use in a number of states, cannabis, other than plants of the same genus that meet the definition of industrial hemp, continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”), and subject to the Controlled Substances Import and Export Act (“CSIEA”). As of December 20, 2018, the 2018 Farm Bill, formally known as the Agriculture Improvement Act of 2018 (the “Farm Bill”), has reclassified hemp for commercial use by removing it from its Schedule I Status under the CSA, and Neutra seeks to operate in compliance with the legislation. However:

(a) FDA: The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. The health and safety impacts of delta-8-THC  and other cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD, delta-8-THC and other hemp-derived cannabinoids may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. Furthermore, the FDA sometimes appears to believe that certain cannabinoids are drugs, and that the sale of certain cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products such as delta-8-THC is illegal, or have imposed restrictions or prohibitions upon the sale of certain hemp-derived products. The FDA may in the future impose significant licensing or other requirements, regulations, restrictions and/or prohibitions on the sale of hemp-derived products, which could have a material adverse effect upon Neutra’s business and the trading price of our common stock;

(b) DEA: The US Drug Enforcement Agency (“DEA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to pursue Schedule I controlled substances as well as certain synthetic substances. In particular:

(i) Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% by dry weight are illegal under the Farm Bill. Any failure to keep the delta-9-THC concentration in Neutra’s hemp-derived or cannabinoid-infused products below 0.3% by dry weight could subject us to action by the DEA or other regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company’s business and the trading price of our common stock. In addition, certain hemp-derived products may, over time, gradually increase their delta-9-THC concentration, and this may ultimately cause such products to exceed the 0.3% delta-9-THC by dry weight concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company and the trading price of our common stock. In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of legal hemp-derived products or marijuana-infused products. This may result in regulatory actions or lawsuits against the Company;

(ii) The DEA has issued a statement that some have interpreted as making hemp-derived delta-8-THC illegal. In deference to the DEA, certain state and local governments have imposed restrictions or prohibitions upon the sale of certain products containing delta-8-THC. Neutra sells significant quantities of products containing hemp-derived delta-8-THC, and any crackdown by the DEA or other regulatory authorities on products containing delta-8-THC may have a material adverse effect upon Neutra’s business and the trading price of our common stock; and

(iii) The DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp.” Any crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO may have a material adverse effect upon Neutra’s business and the trading price of our common stock.

(c) Amended PACT act: The recently amended federal PACT act makes the online sale of certain of Neutra’s products to end users difficult or impossible. The amended federal PACT act may have a material adverse effect upon Neutra’s business and the trading price of our common stock.

Furthermore, the regulation of hemp-derived, psychoactive and nicotine products is evolving. Neutra may become subject to new laws, rules, regulations, moratoriums, prohibitions, or other restrictions or impediments cannabis derived products for companies imposed by the U.S. President pursuant to executive orders, by the U.S. Congress in laws, by U.S. federal agencies such as the FDA and/or the DEA, and/or by state and local governments. For example, Neutra’s business may be impacted by any language relating to hemp-derived or psychoactive products that might be contained in any bill that might federally legalize marijuana, or that might be contained in the next so-called “Farm Bill”, or that might be contained in other legislation at the federal or state level. Without limiting the generality of the foregoing, governmental laws, rules and regulations may impose significant new rules, restrictions, limitations, prohibitions and/or taxes on when, where, how and to whom Neutra may sell its products, and these new rules, restrictions, limitations, prohibitions and/or taxes may have a material adverse effect on Neutra’s business and the trading price of our common stock.

Neutra’s sales are partially dependent upon the sale of products containing hemp-derived delta-8-THC. The FDA, the DEA and other federal, state and local governments and agencies may impose laws, rules, regulations and executive orders that effectively prohibit Neutra from selling products containing delta-8-THC or certain other cannabinoids. For example, the DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp”, and any crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO may have a material adverse effect upon Neutra’s business and the trading price of our common stock. Consequently, Neutra’s future financial prospects are uncertain, and no guarantee or assurance whatsoever can be made that Neutra will be able to continue to pay their financial obligations when they become due and payable in the future. This risk may have a material adverse effect on our Company and the trading price of our common stock.

Neutra is subject to the risks of investigations and/or enforcement actions by the DEA, the FDA, Federal Trade Commission (“FTC”), state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of their products. If an inquiry by the DEA, the FDA, FTC, a state attorney general or other government or quasi-government agency finds that Neutra’s products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, or that they are misleading, untruthful or unsubstantiated, Neutra may become subject to fines, product reformulations, container changes, changes in the usage or sale of Neutra’s products, changes in their advertising, marketing and promotion practices, and/or injunctions on the sale of the products, each of which may have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

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

Common Stock

We are authorized to issue unlimited shares of common stock, with a par value of $0.001. The closing price of our common stock on June 1, 2023, as quoted by OTC Markets Group, Inc., was $0.0003. There were 2,743,575,314 shares of common stock issued and outstanding as of January 31, 2023. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Wyoming contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended January 31, 2023, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2023.

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

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of January 31, 2023, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. As of January 31, 2023, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. As of January 31, 2023, there are 40,000 shares of Series C Preferred Stock outstanding.

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

Series G Preferred Stock. During the year ended January 31 2021, our board of directors designated 1,000,000 shares of our preferred stock as Series G Preferred Stock. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first nine months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for nine months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. During the year ended January 31, 2022, we issued 514,000 shares of Series G convertible preferred stock for cash proceeds of $426,250, and 420,300 shares were converted into 289,308,377 shares of common stock. During the year ended January 31, 2023, we issued 60,200 shares of Series G convertible preferred stock for cash proceeds of $50,000, and 275,000 shares and $11,000 of accrued dividends were converted into 611,501,515 shares of common stock. As of January 31, 2023, there were 35,200 shares of Series G convertible stock outstanding and $2,061 of accrued dividends payable.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2023, the Company issued shares of common stock as a result of the conversion of Series G Convertible Preferred Stock, as detailed in the following table:

Date	Shares Converted	Number of Shares Issued
January 20, 2023	25,000	92,857,143
Total	25,400	92,857,143

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

Neutra primarily sells hemp-derived products, including products containing delta-8-THC and other cannabinoids. Neutra is attempting to only conduct business to the extent permitted under applicable laws and regulations. While Neutra is optimistic regarding the future of its business selling hemp-derived products and psychoactive products, and potentially products that contain nicotine, the manufacture and sale of these products involve significant risks associated with federal, state and local laws and regulations, and regulatory agencies, that have the potential to bankrupt Neutra and the Company, or at least to negatively impact the trading price of our common stock.

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

As of January 31, 2023, we had cash on hand of $1,969.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We had net loss of $561,417 for the year ended January 31, 2023. We had a working capital deficit of $733,824 as of January 31, 2023. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2023 was $153,243.

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

Fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022.

Revenue

We recognized revenue of $67,996 and $92,014 for the years ended January 31, 2023 and 2022, respectively. Revenue was generated from the sale of our CBD sports creams, Delta-8 THC products and other products.

Cost of Goods Sold

We incurred cost of goods sold of $32,690 and $60,853 for the years ended January 31, 2023 and 2022, respectively.

Depreciation

We recognized depreciation of $78,906 and $77,785 for the years ended January 31, 2023 and 2022, respectively, as a result of the acquisition of property and equipment during the prior period.

General and Administrative Expenses and Sales Commissions

We recognized general and administrative expenses in the amount of $227,974 and $508,482 for the years ended January 31, 2023 and 2022, respectively. The decrease is primarily related to the decrease in consulting fees and marketing expense and related to the receipt of employee retention tax credits which offset labor costs during the current period.

Interest Expense

Interest expense increased from $60,606 for the year ended January 31, 2022 to $62,063 for the year ended January 31, 2023 as a result of outstanding convertible and other notes payable.

Income Tax Expense

Income tax expense was $3,523 for the year ended January 31, 2023 as a result of Section 280E of the Internal Revenue Code which prohibits the deduction of certain ordinary business expenses related to cannabis operations. There was no income tax provision in the year ended January 31, 2022 due to the Company’s net operating losses.

Net Loss

We had a net loss of $561,417 for the year ended January 31, 2023 as compared to net loss of $632,926 for the comparable period of 2022. The change in the net loss was primarily the result of lower general and administrative expense as discussed above.

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

We raised the cash amounts to be used in these activities from issuances of our Series G Preferred Stock during the year ended January 31, 2023. We currently have negative working capital of $733,824.

As of January 31, 2023, we had $1,969 of cash on hand. This amount of cash will be adequate to fund our operations for less than twelve months.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2023 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2023 and 2022. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2023, the Company had a net loss of $561,417 and generated negative cash flow from operations in the amount of $153,243. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Neutra Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neutra Corp. (the Company) as of January 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, changes in mezzanine equity, and cash flows for each of the years in the two-year period ended January 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

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

Houston, TX

June 9, 2023

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2023	January 31, 2022
ASSETS

CURRENT ASSETS
Cash	$1,969	$1,056
Deposits	—	1,610
Inventory	23,846	—
Total current assets	25,815	2,666

Property and equipment, net	49,360	128,266

TOTAL ASSETS	$75,175	$130,932

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$516,890	$526,638
Accounts payable, related party	233,087	131,755
Advances payable	3,450	3,450
Advances payable to related party	2,314	2,314
Dividends payable on Series G preferred stock	2,062	7,816
Convertible notes payable, in default	—	239,711
Accrued interest payable	1,836	242,280
Total current liabilities	759,639	1,153,964

Notes payable, related party	54,156	—

TOTAL LIABILITIES	813,795	1,153,964

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 35,200 shares and 250,000 shares issued and outstanding at January 31, 2023 and 2022, respectively	35,200	250,000

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,743,575,314 and 1,782,073,799 shares issued and outstanding at January 31, 2023 and January 31, 2022, respectively	2,743,575	1,782,074
Preferred stock; $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at January 31, 2023 and 2022	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at January 31, 2023 and 2022	10	10
Series C convertible preferred stock; 40,000 and 0 shares issued and outstanding at January 31, 2023 and 2022	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at January 31, 2023 and 2022	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at January 31, 2023 and 2022	1,000	1,000
Additional paid-in capital	7,889,555	7,824,982
Preferred stock subscribed but not issued	50,000	—
Accumulated deficit	(11,459,050)	(10,882,188)
Total stockholders’ deficit	(773,820)	(1,273,032)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$75,175	$130,932

The accompanying notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2023	2022

REVENUE	$67,996	$92,014
COST OF GOODS SOLD	32,690	60,853
GROSS MARGIN	35,306	31,161

OPERATING EXPENSES
Depreciation	78,906	77,785
Sales commissions	26,101	28,476
General and administrative expenses	227,974	508,482
Total operating expenses	332,981	614,743

LOSS FROM OPERATIONS	(297,675)	(583,582)

OTHER INCOME (EXPENSE)
Interest expense	(62,063)	(60,606)
Gain on forgiveness of debt	—	11,262
Loss on settlement of liabilities	(198,156)	—
Total other income (expense)	(260,219)	(49,344)

Net loss before income taxes	(557,894)	(632,926)
Provision for income taxes	(3,523)	—
NET LOSS	$(561,417)	$(632,926)

Dividends on Series G convertible preferred stock	(5,245)	(21,512)
Deemed dividend on preferred stock	(10,200)	(87,750)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(576,862)	$(742,188)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and fully diluted	2,230,594,112	1,599,716,616

The accompanying notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2021	1,492,765,422	$1,492,765	50,000	$50	—	$—	—	$—	1,000,000	$1,000	1,000,000	$1,000	$7,427,709	$(10,140,000)	$250,000	$(967,476)
Common stock issued for preferred stock conversions	289,308,377	289,309	—	—	—	—	—	—	—	—	—	—	147,323	—	—	436,632
Issuance of Series B preferred stock	—	—	—	—	10,000	10	—	—	—	—	—	—	49,990	—	(50,000)	—
Issuance of Series C preferred stock	—	—	—	—	—	—	40,000	40	—	—	—	—	199,960	—	(200,000)	—
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,512)	—	(21,512)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(87,750)	—	(87,750)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(632,926)		(632,926)
Balance, January 31, 2022	1,782,073,799	1,782,074	50,000	50	10,000	10	40,000	40	1,000,000	1,000	1,000,000	1,000	7,824,982	(10,882,188)	—	(1,273,032)
Common stock issued for preferred stock conversions	611,501,515	611,501	—	—	—	—	—	—	—	—	—	—	(325,502)	—	—	285,999
Common stock issued for conversion of debt	350,000,000	350,000	—	—	—	—	—	—	—	—	—	—	390,075	—	—	740,075
Preferred stock subscribed but not issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,245)	—	(5,245)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,200)	—	(10,200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(561,417)		(561,417)
Balance, January 31, 2023	2,743,575,314	$2,743,575	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,889,555	$(11,459,050)	$50,000	$(773,820)

The accompanying notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2021	156,300	$156,300

Series G preferred stock issued for cash	514,000	514,000
Series G preferred stock converted to common stock	(420,300)	(420,300)

Balance, January 31, 2022	250,000	250,000

Series G preferred stock issued for cash	60,200	60,200
Series G preferred stock converted to common stock	(275,000)	(275,000)

Balance, January 31, 2023	35,200	$35,200

The accompanying notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,417)	$(632,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,906	77,785
Gain on forgiveness of debt	—	(11,262)
Loss on settlement of liabilities	198,156	—

Changes in operating assets and liabilities:
Accounts receivable	—	25
Deposits	1,610	—
Inventory	(23,846)	—
Accounts payable and accrued liabilities	(9,748)	100,158
Accounts payable to related parties	101,332	—
Accrued interest payable	61,764	60,605
NET CASH USED IN OPERATING ACTIVITIES	(153,243)	(405,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(40,227)
NET CASH USED IN INVESTING ACTIVITIES	—	(40,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of advance from related party	—	(17,422)
Proceeds from sale of Series G convertible preferred stock	50,000	426,250
Stock subscriptions received	50,000	—
Repayments of notes payable, related party	(5,844)	—
Proceeds from issuance of note payable	—	11,262
Proceeds from issuance of note payable, related	60,000	—
Proceeds from advance from related party	—	3,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	154,156	423,590

NET CHANGE IN CASH AND CASH EQUIVALENTS	913	(22,252)

CASH, at the beginning of the period	1,056	23,308

CASH, at the end of the period	$1,969	$1,056

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of Series G preferred stock	$285,999	$420,300
Deemed dividend on Series G preferred stock	$10,200	$87,750
Conversion of note payable and accrued interest	$541,919	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEUTRA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

Note 2. Going Concern

For the fiscal year ended January 31, 2023, the Company had a net loss of $561,417 and negative cash flow from operations of $153,243.  As of January 31, 2023, the Company has negative working capital of $733,824. The Company has a history of recurring net losses and negative cash flows from operations. We have generated limited revenues to date and our activities have been primarily limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $1,969 and $1,056 at January 31, 2023 and 2022, respectively.

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

Inventory

Inventory is comprised of packaging and supplies and at times raw materials. Inventory is valued at cost, based on the average cost method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of January 31, 2023 and 2022, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2023 and 2022.

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

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 10 days in certain limited circumstances. During the years ended January 31, 2023 and 2022, there were a no refunds processed for returned product.

For the years ended January 31, 2023 and 2022, revenue from contracts with customers was $67,996 and $92,014, respectively. For the year ended January 31, 2023, the Company had two customers that accounted for 57 and 16% of total revenue. For the year ended January 31, 2022, the Company had two customers that accounted for 30% and 17% of total revenue, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2023 and 2022, respectively.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS has issued a clarification allowing the deduction of certain expenses, the bulk of operating costs and general administrative costs are generally not permitted to be deducted. The operations of certain of the Company’s subsidiaries are subject to Section 280E. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

The Company recorded a provision for income taxes in the amount of $3,523 during the year ended December 31, 2021 compared to $0 during the year ended December 31, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. On December 14, 2022, the Company entered into a settlement agreement with a former customer who filed lawsuit against the Company for medical issues after consuming a product sold by the Company agreed to pay $10,000 for full settlement of the customer’s claims, which was paid subsequent to January 341, 2023. There were no other known commitments or contingencies as of January 31, 2023 and January 31, 2022.

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

Reclassification

Certain reclassifications have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recently Adopted Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 4. Deposits

Deposits represent cash on deposit with the Company’s attorney. As of January 31, 2023 and 2022, the Company had amounts on deposit with its attorney in the amount of $0 and $1,610, respectively.

Note 5. Property and equipment, net

Property and equipment consist of the following:

	January 31, 2023	January 31, 2022
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(187,357)	(108,451)
Property and equipment, net	$49,360	$128,266

For the years ended January 31, 2023 and 2022, the Company recognized depreciation expense of $78,906 and $77,785, respectively.

Note 6. Related Party Transactions

During the years ended January 31, 2023 and 2022, we incurred and paid salary expense of $105,649 and $97,834 to our CEO, Sydney Jim. In addition, we incurred commission expense of $26,101 and $26,824 payable to Mr. Jim and owed $101,332 and $31,334 in unpaid compensation as of January 31, 2023 and 2022, respectively. The commissions were not paid during the period. During the year ended January 31, 2022, the Company repaid advances of $17,422 owed to Mr. Jim.

As of January 31, 2023 and 2022, we owe Mr. Jim, or entities controlled by him, $233,087 and $131,755, respectively, which is recorded on the balance sheet in “Accounts Payable – Related Party” and $2,314 in “Advances payable to related party” related to the items discussed above.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of January 31, 2023, the note principal balance was $54,156 and accrued interest was $1,836. The Company has not made all required monthly payments under the note agreement to date.

During the year ended January 31, 2022, the Company acquired the assets of Deity Corporation, a Texas corporation which the Sydney Jim, the Company’s CEO, had a controlling interest in that will produce hemp and cannabis products. The transaction was considered an asset acquisition, as there were no operations of Deity Corporation prior to the transaction. The Company received the formulas for certain hemp and cannabis-based products and a website to market the products that will be produced. In exchange, the Company will pay to Mr. Jim 60% of the revenue from Deity Corporation sales until a total of $250,000 is reached, at which point the Company will pay 20% of Deity Corporation revenue to Mr. Jim.

Note 7. Advances and Notes Payable

As of January 31, 2023 and 2022, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

During the three months ended April 30, 2021, the Company received $11,262 from the United States Small Business Administration Paycheck Protection Program. The loan bears interest at 1% annually and matures in April 2026. The loan was forgiven in full during the three months ended October 31, 2021, and the Company recorded a gain on debt forgiveness.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended January 31, 2023 and 2022.

The statutory tax rate for the years ended January 31, 2023 and 2022 was 21%. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2023 and 2022 are as follows.

	2023	2022
Tax benefit (provision) at U.S. statutory rate	$117,158	$132,914
less: amortization of beneficial conversion feature	—	—
Plus: permanent differences for nondeductible items	(41,613)	—
Plus: Section 280E adjustment	3,523	—
Plus: Gain on settlement of debt and PPP loan forgiveness	—	2,365
less: change in valuation allowance	(75,545)	(135,279)
Tax provision, net	$3,523	$—

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

We recorded a provision for income taxes in the amount of $3,523 during the year ended January 31, 2023 compared to $0 during the year ended January 31, 2022. Although the Company has net operating losses that it believes are available to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, the Company has accrued this liability.

The Company’s deferred tax asset as of January 31, 2023 and 2022 consisted of the following:

	2023	2022
Net operating loss carryforward	$966,187	$894,164
Valuation allowance	(966,187)	(894,164)
Deferred tax asset, net	$—	$—

We have net operating loss carryforwards of approximately $4,600,889 and $4,257,926 as of January 31, 2023 and 2022, respectively.

Note 9. Convertible Notes Payable

Convertible notes payable consists of the following as of January 31, 2023 and 2022:

	January 31, 2023	January 31, 2022
Convertible note, dated October 31, 2015, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on October 31, 2018 and convertible into shares of common stock at $0.50 per share, in default	—	156,976
Convertible note, dated January 31, 2016, bearing interest at 10% per annum, bearing default interest at 25% per annum, matured on January 31, 2020 and convertible into shares of common stock at a 60% discount to the market price, in default	—	82,735
Total convertible notes payable	$—	$239,711
Less: convertible notes payable, in default	—	(239,711)
Current convertible notes payable, net of discount	$—	$—

Settlement of Convertible Note Payable

On December 2, 2022, the Company entered into a convertible note exchange agreement with Lead Enterprises, Inc. Per the agreement, the Company issued 350,000,000 shares of common stock in exchange for the settlement of the October 31, 2015 convertible note with principal of $156,976 with accrued interest of $194,573 and the January 31, 2016 in the principal of $82,735 with accrued interest of $107,635. As a result, the Company recognized a loss on settlement of liabilities of $198,156. As of January 31, 2023, the convertible notes were settled in full.

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

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of January 31, 2023 and 2022, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. During the year ended January 31, 2021, the Company subscribed 10,000 shares of Series B Preferred Stock for cash proceeds of $50,000. The shares were issued during the year ended January 31, 2022. As of January 31, 2023 and 2022, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. During the year ended January 31, 2021, the Company subscribed 40,000 shares of Series B Preferred Stock for cash proceeds of $200,000. The shares were issued during the year ended January 31, 2022. As of January 31, 2023 and 2022, there are 40,000 shares of Series C Preferred Stock outstanding.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of January 31, 2023 and 2022, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes. As of January 31, 2023 and 2022, there are 1,000,000 shares of Series E Preferred Stock outstanding.

Series F preferred stock issued for services

The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2021, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of January 31, 2023 and 2022, there are 1,000,000 shares of Series F Preferred Stock outstanding.

Series G convertible preferred stock

Fiscal Year Ended January 31, 2023

During the year ended January 31, 2023, the Company issued 60,200 shares of Series G convertible preferred stock and received cash proceeds of $50,000. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. During the year ended January 31, 2023, the Company accrued dividends of $5,245, and the holder of the Series G convertible preferred stock converted 275,000 shares and accrued dividends of $11,000 into 611,501,515 shares of common stock.

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

Conversions to common stock – convertible notes payable

During the year ended January 31, 2023, the holders of our Series G preferred stock elected to preferred shares and accumulated dividends into shares of common stock as detailed below:

Date	Preferred Shares Converted	Amount Converted	Number of Shares Issued
February 3, 2022	30,000	$31,200	43,943,662
February 10, 2022	29,600	30,784	48,100,000
February 22, 2022	49,000	50,960	79,625,000
March 18, 2022	40,200	41,808	97,227,907
March 18, 2022	20,000	20,800	48,372,093
April 25, 2022	30,000	31,200	62,400,000
April 26, 2022	19,000	19,760	45,953,488
June 8, 2022	20,000	20,800	57,777,778
June 21, 2022	12,200	12,688	35,244,444
January 20, 2023	25,000	25,999	92,857,143
Total	275,000	$285,999	611,501,515

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

Note 11. Subsequent Events

Subsequent to January 31, 2023, a total of 35,200 shares of Series G convertible preferred stock and $1,408 of dividends into 174,323,810 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2023 and 2022.

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

As of January 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; lack of a formal written policy for the approval, identification and authorization of related party transactions; and management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2023.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Sydney Jim 54 Sugar Creek Center Blvd., Suite 200 Sugar Land, Texas 77478	37	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sydney Jim	2023	105,649	—	—	—	—	—	—	105,649
CEO and chairman	2022	97,834	—	—	—	—	—	—	97,834
of the board

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2023

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2023 or 2022 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of June 6, 2023, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended January 31, 2023 and 2022:

	2023	2022
Audit Fees	$37,500	$18,600

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$37,500	$18,600

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

Neutra Corp.

Date: June 9, 2023	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director