Form 10-Q
period 2023-07-31
NEUTRA CORP.
filed 2023-09-14
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 11, 2023, 2,917,899,124 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2023	2023
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash and cash equivalents	$1,134	$1,969
Inventory	19,213	23,846
Total current assets	20,347	25,815

Property and equipment, net	16,595	49,360

TOTAL ASSETS	$36,942	$75,175

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$480,976	$516,890
Accounts payable to related party	365,037	233,087
Advances payable	3,450	3,450
Advances payable to related party	12,314	2,314
Dividends payable on Series G preferred stock	—	2,062
Accrued interest payable	2,063	1,836
Total current liabilities	863,840	759,639

Notes payable, related party	54,156	54,156

TOTAL LIABILITIES	917,996	813,795

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 0 shares and 35,200 shares issued and outstanding at July 31, 2023 and January 31, 2023, respectively	—	35,200

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,917,899,124 and 2,743,575,314 shares issued and outstanding at July 31, 2023 and January 31, 2023, respectively	2,917,899	2,743,575
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at July 31, 2023 and January 31, 2023	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at July 31, 2023 and January 31, 2023	10	10
Series C convertible preferred stock; 40,000 shares issued and outstanding at July 31, 2023 and January 31, 2023	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at July 31, 2023 and January 31, 2023	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at July 31, 2023 and January 31, 2023	1,000	1,000
Additional paid-in capital	7,751,840	7,889,555
Preferred stock subscribed but not issued	50,000	50,000
Accumulated deficit	(11,602,893)	(11,459,050)

TOTAL STOCKHOLDERS' DEFICIT	(881,054)	(773,820)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$36,942	$75,175

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

REVENUE	$4,325	$29,032	$10,167	$38,694
Cost of goods sold	2,643	12,479	5,681	17,017

Gross margin	1,682	16,553	4,486	21,677

OPERATING EXPENSES
Depreciation	13,039	19,727	32,765	39,453
Sales commissions	2,595	14,158	6,100	15,517
General and administrative expenses	57,817	65,018	108,598	140,519
Total operating expenses	73,451	98,903	147,463	195,489

LOSS FROM OPERATIONS	(71,769)	(82,350)	(142,977)	(173,812)

OTHER INCOME (EXPENSE)
Interest expense	(29)	(15,076)	(228)	(30,810)
Total other income (expense)	(29)	(15,076)	(228)	(30,810)

Net loss before income taxes	$(71,798)	$(97,426)	$(143,205)	$(204,622)
Provision for income taxes	$(49)	$—	$(638)	$—
Net loss	$(71,847)	$(97,426)	$(143,843)	$(204,622)

Deemed dividend on Series G convertible preferred stock	—	(11,303)	—	(13,732)

Net loss available to common shareholders	$(71,847)	$(108,729)	$(143,843)	$(218,354)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,917,899,124	2,256,304,645	2,914,202,623	2,130,460,104

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2022	1,782,073,799	$1,782,074	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,824,982	$(10,882,188)	$—	$(1,273,032)
Common stock issued for preferred stock conversions	425,622,150	425,622	—	—	—	—	—	—	—	—	—	—	(199,110)	—	—	226,512
Preferred stock subscribed but not issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(107,196)		(107,196)
Balance, April 30, 2022	2,207,695,949	$2,207,696	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,625,872	$(10,991,813)	$50,000	$(1,106,145)

Common stock issued for preferred stock conversions	93,022,222	93,022	—	—	—	—	—	—	—	—	—	—	(59,535)	—	—	33,487
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,103)	—	(1,103)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,200)	—	(10,200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,426)		(97,426)
Balance, July 31, 2022	2,300,718,171	$2,300,718	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,566,337	$(11,100,542)	$50,000	$(1,181,387)

Balance, January 31, 2023	2,743,575,314	$2,743,575	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,889,555	$(11,459,050)	$50,000	$(773,820)
Common stock issued for preferred stock conversions	174,323,810	174,324	—	—	—	—	—	—	—	—	—	—	(137,715)	—	—	36,609
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(71,996)	—	(71,996)
Balance, April 30, 2023	2,917,899,124	$2,917,899	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,840	$(11,531,046)	$50,000	$(809,207)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(71,847)	—	(71,847)
Balance, July 31, 2023	2,917,899,124	$2,917,899	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,840	$(11,602,893)	$50,000	$(881,054)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY

(UNAUDITED)

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2023	35,200	$35,200

Series G preferred stock converted to common stock	(35,200)	(35,200)

Balance, July 31, 2023	—	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(143,843)	$(204,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,765	39,453
Changes in operating assets and liabilities
Inventory	4,633	(25,108)
Accounts payable and accrued liabilities	4,686	(28,096)
Accounts payable to related party	90,697	56,332
Accrued interest payable	227	30,510
NET CASH USED IN OPERATING ACTIVITIES	(10,835)	(131,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received	—	50,000
Proceeds from sale of Series G convertible preferred stock	—	50,000
Proceeds from advance from related party	10,000	—
Proceeds from issuance of note payable	—	60,000
Repayments on notes payable	—	(3,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	156,800

NET CHANGE IN CASH AND CASH EQUIVALENTS	(835)	25,269

Cash and cash equivalents at beginning of period	1,969	1,056

Cash and cash equivalents at end of period	$1,134	$26,325

Cash paid during the period for:
Interest	$—	$300
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series G preferred stock	$36,609	$217,800
Deemed dividend on mezzanine equity	$—	$10,200
Expenses paid on the Company’s behalf	$41,253	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

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

Note 2. Going Concern

For the six months ended July 31, 2023, the Company had a net loss of $143,843 and did not have positive cash flow from operations. As of July 31, 2023, the Company has negative working capital of $843,493. We have generated limited revenues to date and our activities have been primarily limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

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

The results of operations for the six month period ended July 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2024.

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

Inventory

Inventory is comprised of packaging and supplies and at times raw materials. Inventory is valued at cost, based on the average cost method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of July 31, 2023 and January 31, 2023, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the six months ended July 31, 2023 and 2022, the Company recognized depreciation expense of $32,765 and $39,453, respectively.

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

There were no other known commitments or contingencies as of July 31, 2023 and January 31, 2023.

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

Note 4. Property and equipment, net

Property and equipment consist of the following:

	July 31, 2023	January 31, 2023
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(220,122)	(187,357)
Property and equipment, net	$16,595	$49,360

Note 5. Related Party Transactions

During the six months ended July 31, 2023 and 2022, we incurred salary expense of $50,000 to our CEO, Sydney Jim. In addition, we incurred commission expense of $6,100 and $2,345 during the six months ended July 31, 2023 and 2022 to Mr. Jim and owed a total of $40,696 and $34,596 in accrued commissions as of July 31, 2023 and January 31, 2023, respectively. During the six months ended July 31, 2023, Mr. Jim paid expenses of $41,253 on behalf of the Company.

As of July 31, 2023 and January 31, 2023, we owed Mr. Jim, or entities controlled by him, $365,037 and $233,087 which is recorded on the balance sheet in “Accounts Payable – Related Party”, respectively, and $12,314 and $2,314 in “Advances payable to related party”, respectively. This balance includes the commissions payable to Mr. Jim described above.

During the six months ended July 31, 2023, an investor advanced $10,000 to the Company. This advance is unsecured, non-interest bearing and due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of July 31, 2023, the note principal balance was $54,156 and accrued interest was $2,063. The Company has not made all required monthly payments under the note agreement to date.

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

Note 6. Advances and Notes Payable

As of July 31, 2023 and January 31, 2023, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of July 31, 2023, the note principal balance was $54,156 and accrued interest was $2,063.

Note 7. Shareholders’ Equity

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of July 31, 2023 and January 31, 2023, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. During the year ended January 31, 2021, the Company subscribed 10,000 shares of Series B Preferred Stock for cash proceeds of $50,000. The shares were issued during the year ended January 31, 2022. As of July 31, 2023 and January 31, 2023, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. During the year ended January 31, 2021, the Company subscribed 40,000 shares of Series B Preferred Stock for cash proceeds of $200,000. The shares were issued during the year ended January 31, 2022. As of July 31, 2023 and January 31, 2023, there are 40,000 shares of Series C Preferred Stock outstanding.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of July 31, 2023 and January 31, 2023, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F preferred stock issued for services

The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2021, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of the date of this report, there are 1,000,000 shares Series F Preferred Stock outstanding. As of July 31, 2023 and January 31, 2023, there are 1,000,000 shares of Series F Preferred Stock outstanding.

Series G convertible preferred stock

During the six months ended July 31, 2023, the Company the holder of the Series G convertible preferred stock converted 35,200 shares and accrued dividends of $1,408 into 174,323,810 shares of common stock. During the six months ended July 31, 2022, the Company accrued dividends of $3,532, and the holder of the Series G convertible preferred stock converted 250,000 shares and accrued dividends of $10,000 into 518,644,372 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized. As of July 31, 2023, there were no shares of Series G convertible preferred stock outstanding.

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

As of July 31, 2023, we had cash on hand of $1,134.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2023 on Form 10-K.

Results of Operations

Three months ended July 31, 2023 compared to the three months ended July 31, 2022

Revenue and Cost of Goods Sold

During the three months ended July 31, 2023, we recognized revenue of $4,325 and cost of goods sold of $2,643 related to the sales of CBD products. During the three months ended July 31, 2022, we recognized revenue of $29,032 and cost of goods sold of $12,479. The decrease in revenue compared to the prior year is due to a slowdown in current economic conditions.

Depreciation

We recognized depreciation expense of $13,036 and $19,727 for the three months ended July 31, 2023 and 2022, respectively, related to the Company’s property and equipment.

General and Administrative Expenses

We recognized general and administrative expenses of $57,817 and $65,018 for the three months ended July 31, 2023 and 2022, respectively. The decrease is primarily related to the decrease in wages and professional fees.

Interest Expense

Interest expense was $29 and $15,076 for the three months ended July 31, 2023 and 2022, respectively. The decrease in interest expense was related to the settlement of outstanding convertible notes payable in the prior year.

Net Loss

We incurred a net loss of $71,847 for the three months ended July 31, 2023 as compared to $97,426 for the comparable period of 2022.

Six months ended July 31, 2023 compared to the six months ended July 31, 2022

Revenue and Cost of Goods Sold

During the six months ended July 31, 2023, we recognized revenue of $10,167 and cost of goods sold of $5,681 related to the sales of CBD products. During the six months ended July 31, 2022, we recognized revenue of $38,694 and cost of goods sold of $17,017. The decrease in revenue compared to the prior year is due to a slowdown in current economic conditions.

Depreciation

We recognized depreciation expense of $32,765 and $39,453 for the six months ended July 31, 2023, and 2022 related to the Company’s property and equipment.

General and Administrative Expenses

We recognized general and administrative expenses of $108,598 and $140,519 for the six months ended July 31, 2023, and 2022, respectively. The decrease is primarily related to the decrease in wages and professional fees.

Interest Expense

Interest expense was $228 and $30,810 for the six months ended July 31, 2023, and 2022, respectively. The decrease in interest expense was related to the settlement of outstanding convertible notes payable in the prior year.

Net Loss

We incurred a net loss of $143,843 for the six months ended July 31, 2023, as compared to $204,622 for the comparable period of 2022.

Liquidity and Capital Resources

At July 31, 2023, we had cash on hand of $1,134. We have negative working capital of $843,493. Net cash used in operating activities for the six months ended July 31, 2023 was $10,835. The Company had net cash provided by financing activities of $10,000 for the six months ended July 31, 2023, with $10,000 of proceeds from advances from related party. Cash on hand is adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of July 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of July 31, 2023, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of July 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of July 31, 2023, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

Neutra Corp.

Date: September 14, 2023	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director