Form 10-Q
period 2023-10-31
NEUTRA CORP.
filed 2023-12-15
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 15, 2023, 2,917,899,124 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	January 31,
	2023	2023
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash and cash equivalents	$692	$1,969
Accounts Receivable	98	—
Inventory	18,610	23,846
Total current assets	19,400	25,815

Property and equipment, net	7,544	49,360

TOTAL ASSETS	$26,944	$75,175

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$480,974	$516,890
Accounts payable to related party	407,768	233,087
Advances payable	3,450	3,450
Advances payable to related party	12,314	2,314
Dividends payable on Series G preferred stock	—	2,062
Accrued interest payable	4,322	1,836
Total current liabilities	908,828	759,639

Notes payable, related party	54,156	54,156

TOTAL LIABILITIES	962,984	813,795

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 0 shares and 35,200 shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively	—	35,200

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,917,899,124 and 2,743,575,314 shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively	2,917,899	2,743,575
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at October 31, 2023 and January 31, 2023	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at October 31, 2023 and January 31, 2023	10	10
Series C convertible preferred stock; 40,000 shares issued and outstanding at October 31, 2023 and January 31, 2023	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at October 31, 2023 and January 31, 2023	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at October 31, 2023 and January 31, 2023	1,000	1,000
Additional paid-in capital	7,751,840	7,889,555
Preferred stock subscribed but not issued	50,000	50,000
Accumulated deficit	(11,657,879)	(11,459,050)

TOTAL STOCKHOLDERS' DEFICIT	(936,040)	(773,820)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$26,944	$75,175

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

REVENUE	$1,311	$23,383	$11,478	$62,077
Cost of goods sold	722	12,708	6,403	29,725

Gross margin	589	10,675	5,075	32,352

OPERATING EXPENSES
Depreciation	9,051	19,726	41,816	59,179
Sales commissions	779	10,584	6,879	26,101
General and administrative expenses	43,487	46,439	152,085	186,958
Total operating expenses	53,317	76,749	200,780	272,238

LOSS FROM OPERATIONS	(52,728)	(66,074)	(195,705)	(239,886)

OTHER INCOME (EXPENSE)
Interest expense	(2,258)	(15,718)	(2,486)	(46,528)
Total other income (expense)	(2,258)	(15,718)	(2,486)	(46,528)

Net loss before income taxes	(54,986)	(81,792)	(198,191)	(286,414)
Provision for income taxes	—	—	(638)	—
Net loss	(54,986)	(81,792)	(198,829)	(286,414)

Dividends on Series G convertible preferred stock	—	(573)	—	(4,105)
Deemed dividend on Series G convertible preferred stock	—	—	—	(10,200)

Net loss available to common shareholders	$(54,986)	$(82,365)	$(198,829)	$(300,719)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,917,899,124	2,300,718,171	2,914,202,623	2,187,836,449

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2022	1,782,073,799	$1,782,074	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,824,982	$(10,882,188)	$—	$(1,273,032)
Common stock issued for preferred stock conversions	425,622,150	425,622	—	—	—	—	—	—	—	—	—	—	(199,110)	—	—	226,512
Preferred stock subscribed but not issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(107,196)		(107,196)
Balance, April 30, 2022	2,207,695,949	$2,207,696	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,625,872	$(10,991,813)	$50,000	$(1,106,145)
Common stock issued for preferred stock conversions	93,022,222	93,022	—	—	—	—	—	—	—	—	—	—	(59,535)	—	—	33,487
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,103)	—	(1,103)
Deemed dividend on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,200)	—	(10,200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,426)		(97,426)
Balance, July 31, 2022	2,300,718,171	$2,300,718	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,566,337	$(11,100,542)	$50,000	$(1,181,387)
Dividends on Series G convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(573)	—	(573)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,792)		(81,792)
Balance, October 31, 2022	2,300,718,171	$2,300,718	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,566,337	$(11,182,907)	$50,000	$(1,263,752)

Balance, January 31, 2023	2,743,575,314	$2,743,575	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,889,555	$(11,459,050)	$50,000	$(773,820)
Common stock issued for preferred stock conversions	174,323,810	174,324	—	—	—	—	—	—	—	—	—	—	(137,715)	—	—	36,609
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(71,996)	—	(71,996)
Balance, April 30, 2023	2,917,899,124	$2,917,899	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,840	$(11,531,046)	$50,000	$(809,207)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(71,847)	—	(71,847)
Balance, July 31, 2023	2,917,899,124	$2,917,899	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,840	$(11,602,893)	$50,000	$(881,054)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(54,986)	—	(54,986)
Balance, October 31, 2023	2,917,899,124	$2,917,899	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,840	$(11,657,879)	$50,000	$(936,040)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY

(UNAUDITED)

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2023	35,200	$35,200

Series G preferred stock converted to common stock	(35,200)	(35,200)

Balance, October 31, 2023	—	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(198,829)	$(286,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,816	59,179
Changes in operating assets and liabilities
Accounts Receivable	(98)	—
Inventory	5,236	(26,810)
Accounts payable and accrued liabilities	21,637	(23,271)
Accounts payable to related party	116,475	76,332
Accrued interest payable	2,486	46,228
NET CASH USED IN OPERATING ACTIVITIES	(11,277)	(154,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions received	—	50,000
Proceeds from sale of Series G convertible preferred stock	—	50,000
Proceeds from advance from related party	10,000	—
Proceeds from issuance of note payable	—	60,000
Repayments on notes payable	—	(5,844)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	154,156

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,277)	(600)

Cash and cash equivalents at beginning of period	1,969	1,056

Cash and cash equivalents at end of period	$692	$456

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series G preferred stock	$36,609	$250,000
Dividends on mezzanine equity	$—	$4,105
Deemed dividend on mezzanine equity	$—	$10,200
Expenses paid on the Company’s behalf	$58,206	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2023

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

Note 2. Going Concern

For the nine months ended October 31, 2023, the Company had a net loss of $198,829 and did not have positive cash flow from operations. As of October 31, 2023, the Company has negative working capital of $889,428. We have generated limited revenues to date and our activities have been primarily limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2023, and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended October 31, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2024.

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

Inventory

Inventory is comprised of packaging and supplies and at times raw materials. Inventory is valued at cost, based on the average cost method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of October 31, 2023, and January 31, 2023, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the nine months ended October 31, 2023, and 2022, the Company recognized depreciation expense of $41,816 and $59,179, respectively.

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

There were no other known commitments or contingencies as of October 31, 2023, and January 31, 2023.

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

Note 4. Property and equipment, net

Property and equipment consist of the following:

	October 31, 2023	January 31, 2023
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(229,173)	(187,357)
Property and equipment, net	$7,544	$49,360

Note 5. Related Party Transactions

During the nine months ended October 31, 2023, and 2022, we incurred salary expense of $75,000 to our CEO, Sydney Jim. In addition, we incurred commission expense of $6,879 and $26,101 during the nine months ended October 31, 2023, and 2022 to Mr. Jim and owed a total of $41,475 and $34,596 in accrued commissions as of October 31, 2023, and January 31, 2023, respectively. During the nine months ended October 31, 2023, Mr. Jim paid expenses of $41,253 on behalf of the Company.

As of October 31, 2023, and January 31, 2023, we owed Mr. Jim, or entities controlled by him, $407,768 and $233,087 which is recorded on the balance sheet in “Accounts Payable – Related Party”, respectively, and $12,314 and $2,314 in “Advances payable to related party”, respectively. This balance includes the commissions payable to Mr. Jim described above.

During the nine months ended October 31, 2023, an investor advanced $10,000 to the Company. This advance is unsecured, non-interest bearing and due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of October 31, 2023, the note principal balance was $54,156 and accrued interest was $4,322. The Company has not made all the required monthly payments under the note agreement to date.

During the year ended January 31, 2022, the Company acquired the assets of Deity Corporation, a Texas corporation which the Sydney Jim, the Company’s CEO, had a controlling interest in that will produce hemp and cannabis products. The transaction was considered an asset acquisition, as there were no operations of Deity Corporation prior to the transaction. The Company received the formulas for certain hemp and cannabis-based products and a website to market the products that will be produced. In exchange, the Company will pay Mr. Jim 60% of the revenue from Deity Corporation sales until a total of $250,000 is reached, at which point the Company will pay 20% of Deity Corporation revenue to Mr. Jim.

Note 6. Advances and Notes Payable

As of October 31, 2023, and January 31, 2023, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of October 31, 2023, the note principal balance was $54,156 and accrued interest was $4,322.

Note 7. Shareholders’ Equity

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of October 31, 2023, and January 31, 2023, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. During the year ended January 31, 2021, the Company subscribed 10,000 shares of Series B Preferred Stock for cash proceeds of $50,000. The shares were issued during the year ended January 31, 2022. As of October 31, 2023, and January 31, 2023, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. During the year ended January 31, 2021, the Company subscribed 40,000 shares of Series B Preferred Stock for cash proceeds of $200,000. The shares were issued during the year ended January 31, 2022. As of October 31, 2023, and January 31, 2023, there are 40,000 shares of Series C Preferred Stock outstanding.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of October 31, 2023, and January 31, 2023, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F preferred stock issued for services

The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2021, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of the date of this report, there are 1,000,000 shares Series F Preferred Stock outstanding. As of October 31, 2023, and January 31, 2023, there are 1,000,000 shares of Series F Preferred Stock outstanding.

Series G convertible preferred stock

During the nine months ended October 31, 2023, the Company the holder of the Series G convertible preferred stock converted 35,200 shares and accrued dividends of $1,408 into 174,323,810 shares of common stock. During the nine months ended October 31, 2022, the Company accrued dividends of $3,532, and the holder of the Series G convertible preferred stock converted 250,000 shares and accrued dividends of $10,000 into 518,644,372 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized. As of October 31, 2023, there were no shares of Series G convertible preferred stock outstanding.

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

As of October 31, 2023, we had cash on hand of $692.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2023, on Form 10-K.

Results of Operations

Three months ended October 31, 2023 compared to the three months ended October 31, 2022.

Revenue and Cost of Goods Sold

During the three months ended October 31, 2023, we recognized revenue of $1,311 and cost of goods sold of $722 related to the sales of CBD products. During the three months ended October 31, 2022, we recognized revenue of $23,383 and cost of goods sold of $12,708 related to the sales of CBD products. The decrease in revenue compared to the prior year is due to a slowdown in current economic conditions.

Depreciation

We recognized depreciation expense of $9,051 and $19,726 for the three months ended October 31, 2023, and 2022, respectively, related to the Company’s property and equipment.

General and Administrative Expenses

We recognized general and administrative expenses of $43,487 and $46,439 for the three months ended October 31, 2023, and 2022, respectively. The decrease is primarily related to the decrease in wages and professional fees.

Interest Expense

Interest expense was $2,258 and $15,718 for the three months ended October 31, 2023, and 2022, respectively. The decrease in interest expense was related to the settlement of outstanding convertible notes payable in the prior year.

Net Loss

We incurred a net loss of $54,986 for the three months ended October 31, 2023, as compared to $81,792 for the comparable period of 2022.

Nine months ended October 31, 2023, compared to the nine months ended October 31, 2022.

Revenue and Cost of Goods Sold

During the nine months ended October 31, 2023, we recognized revenue of $11,478 and cost of goods sold of $6,403 related to the sales of CBD products. During the nine months ended October 31, 2022, we recognized revenue of $62,077 and cost of goods sold of $29,725 related to the sales of CBD products. The decrease in revenue compared to the prior year is due to a slowdown in current economic conditions.

Depreciation

We recognized depreciation expense of $41,816 and $59,179 for the nine months ended October 31, 2023, and 2022 related to the Company’s property and equipment.

General and Administrative Expenses

We recognized general and administrative expenses of $152,085 and $186,958 for the nine months ended October 31, 2023, and 2022, respectively. The decrease is primarily related to the decrease in wages and professional fees.

Interest Expense

Interest expense was $2,486 and $46,528 for the nine months ended October 31, 2023, and 2022, respectively. The decrease in interest expense was related to the settlement of outstanding convertible notes payable in the prior year.

Net Loss

We incurred a net loss of $198,829 for the nine months ended October 31, 2023, as compared to $286,414 for the comparable period of 2022.

Liquidity and Capital Resources

At October 31, 2023, we had cash on hand of $692. We have working capital deficit of $889,428. Net cash used in operating activities for the nine months ended October 31, 2023, was $11,277. The Company had net cash provided by financing activities of $10,000 for the nine months ended October 31, 2023, with $10,000 of proceeds from advances from related party. Cash on hand is not adequate to fund our operations for the next twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of October 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of October 31, 2023, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of October 31, 2023, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

Neutra Corp.

Date: December 15, 2023	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director