Form 10-K
period 2024-01-31
NEUTRA CORP.
filed 2024-08-02
CIK 1512886

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

or

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55077

NEUTRA CORP.

(Exact name of registrant as specified in its charter)

Wyoming	27-4505461
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2500 CityWest Blvd., Ste 150-161 Houston, Texas	77042
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (307) 228-1488

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock $0.001 par value	OTC Markets QB

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

Yes [_]   No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2023 was $1,448,950.

There were 2,917,899,124 shares of the Registrant’s common stock outstanding as of July 31, 2024.

Explanatory Note

The Company is filing this Form 10-K including its annual consolidated financial statements on an unaudited basis. No Registered Independent Public Accounting Firm has completed an audit under applicable guidelines for the year ended January 31, 2024, and accordingly no audit opinion is included in this Form 10-K.

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

ITEM 2. PROPERTIES

We maintain our corporate offices at 2500 CityWest Blvd., Ste 150-161 Houston, Texas 77042. Our telephone number is (307) 228-1488. Our manufacturing facility is located in Katy, Texas.

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

Common Stock

We are authorized to issue unlimited shares of common stock, with a par value of $0.001. The closing price of our common stock on June 1, 2023, as quoted by OTC Markets Group, Inc., was $0.0003. There were 2,917,899,124 shares of common stock issued and outstanding as of January 31, 2024. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2024.

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

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of January 31, 2024 and 2023, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. As of January 31, 2024 and 2023, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. As of January 31, 2024 and 2023, there are 40,000 shares of Series C Preferred Stock outstanding.

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

Series G Preferred Stock. During the year ended January 31 2021, our board of directors designated 1,000,000 shares of our preferred stock as Series G Preferred Stock. The Series G convertible preferred stock has a stated value of $1.00 per share, carries no voting rights and earns dividends of 8% per annum on the stated value of the stock. Dividends are payable on liquidation, redemption or conversion. The Series G convertible preferred stock is redeemable at the option of the Company during the first nine months it is outstanding at a premium of between 3% and 33% depending on the date of redemption. After the stock has been outstanding for nine months, it is convertible into common stock of the Company at a 29% discount to the market value of the common stock. During the year ended January 31, 2024, the Company the holder of the Series G convertible preferred stock converted 35,200 shares and accrued dividends of $1,408 into 174,323,810 shares of common stock. During the year ended January 31, 2023, the Company accrued dividends of $3,532, and the holder of the Series G convertible preferred stock converted 250,000 shares and accrued dividends of $10,000 into 518,644,372 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized. As of January 31, 2024 and 2023, there were no shares of Series G convertible preferred stock outstanding.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2024, the Company issued shares of common stock as a result of the conversion of Series G Convertible Preferred Stock, as detailed in the following table:

Date	Shares Converted	Number of Shares Issued
—	—	—
Total	—	—

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

As of January 31, 2024, we had cash on hand of $1,632.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We had net loss of $233,465 for the year ended January 31, 2024. We had a working capital deficit of $971,799 as of January 31, 2024. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended January 31, 2023 was $10,337.

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

Fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023.

Revenue

We recognized revenue of $39,534 and $67,996 for the years ended January 31, 2024 and 2023, respectively. Revenue was generated from the sale of our CBD sports creams, Delta-8 THC products and other products.

Cost of Goods Sold

We incurred cost of goods sold of $25,199 and $32,690 for the years ended January 31, 2024 and 2023, respectively.

Depreciation

We recognized depreciation of $48,239 and $78,906 for the years ended January 31, 2024 and 2023, respectively, as a result of the acquisition of property and equipment during the prior period.

General and Administrative Expenses and Sales Commissions

We recognized general and administrative expenses in the amount of $187,123 and $227,974 for the years ended January 31, 2024 and 2023, respectively. The decrease is primarily related to the decrease in consulting fees and marketing expense and related to the receipt of employee retention tax credits which offset labor costs during the current period.

Gain Loss on Settlement of Liabilities

During the year ended January 31, 2023, the Company recognized a loss of $198,156 from conversion of notes payable.

Interest Expense

Interest expense decreased from $62,063 for the year ended January 31, 2023 to $3,340 for the year ended January 31, 2024 as a result of decrease in outstanding convertible and other notes payable.

Income Tax Expense

Income tax expense was $639 for the year ended January 31, 2023 as a result of Section 280E of the Internal Revenue Code which prohibits the deduction of certain ordinary business expenses related to cannabis operations. Income tax expense was $3,523 for the year ended January 31, 2023.

Net Loss

We had a net loss of $233,465 for the year ended January 31, 2024 as compared to net loss of $561,417 for the comparable period of 2023. The change in the net loss was primarily the result of lower operating expenses as discussed above.

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

We currently have negative working capital of $971,799, and our sole source of operating funds has been from the Company’s CEO during the year ended January 31, 2024.

As of January 31, 2024, we had $1,632 of cash on hand. This amount of cash will not be adequate to fund our operations for the next twelve months.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2024 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2024 and 2023. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended January 31, 2024, the Company had a net loss of $233,465 and generated negative cash flow from operations in the amount of $10,337. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neutra Corp.

Unaudited Consolidated Financial Statements

January 31, 2024

NEUTRA CORP.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	January 31, 2024	January 31, 2023
ASSETS

CURRENT ASSETS
Cash	$1,969	$1,969
Accounts receivable	98	—
Inventory	—	23,846
Total current assets	1,730	25,815

Property and equipment, net	1,121	49,360

TOTAL ASSETS	$2,851	$75,175

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$474,823	$516,890
Accounts payable, related party	423,610	233,087
Advances payable	3,450	3,450
Advances payable to related party	12,314	2,314
Dividends payable on Series G preferred stock	—	2,062
Notes payable, related party, in default	54,156	—
Accrued interest payable	5,176	1,836
Total current liabilities	973,529	759,639

Notes payable, related party	—	54,156

TOTAL LIABILITIES	973,529	813,795

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 0 shares and 35,200 shares issued and outstanding at January 31, 2024 and 2023, respectively	—	35,200

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,917,899,124 and 2,743,575,314 shares issued and outstanding at January 31, 2024 and January 31, 2023, respectively	2,917,898	2,743,575
Preferred stock; $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at January 31, 2024 and 2023	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at January 31, 2024 and 2023	10	10
Series C convertible preferred stock; 40,000 and 0 shares issued and outstanding at January 31, 2024 and 2023	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at January 31, 2024 and 2023	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at January 31, 2024 and 2023	1,000	1,000
Additional paid-in capital	7,751,839	7,889,555
Preferred stock subscribed but not issued	50,000	50,000
Accumulated deficit	(11,692,515)	(11,459,050)
Total stockholders’ deficit	(970,678)	(773,820)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$2,851	$75,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
	2024	2023

REVENUE	$39,534	$67,996
COST OF GOODS SOLD	25,199	32,690
GROSS MARGIN	14,335	35,306

OPERATING EXPENSES
Depreciation	48,239	78,906
Sales commissions	8,459	26,101
General and administrative expenses	187,123	227,974
Total operating expenses	243,821	332,981

LOSS FROM OPERATIONS	(229,486)	(297,675)

OTHER INCOME (EXPENSE)
Interest expense	(3,340)	(62,063)
(Gain) loss on settlement of liabilities	—	(198,156)
Total other income (expense)	(3,340)	(260,219)

Net loss before income taxes	(232,826)	(557,894)
Provision for income taxes	(639)	(3,523)
NET LOSS	$(233,465)	$(561,417)

Dividends on Series G convertible preferred stock	—	(5,245)
Deemed dividend on preferred stock	—	(10,200)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(233,465)	$(576,862)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and diluted	2,916,066,065	2,230,594,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2022	1,782,073,799	1,782,074	50,000	50	10,000	10	40,000	40	1,000,000	1,000	1,000,000	1,000	7,824,982	(10,882,188)	—	(1,273,032)
Common stock issued for preferred stock conversions	611,501,515	611,501	—	—	—	—	—	—	—	—	—	—	(325,502)	—	—	285,999
Common stock issued for conversion of debt	350,000,000	350,000	—	—	—	—	—	—	—	—	—	—	390,075	—	—	740,075
Preferred stock subscribed but not issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,000	50,000
Dividends on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,245)	—	(5,245)
Deemed dividend on Series G preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,200)	—	(10,200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(561,417)		(561,417)
Balance, January 31, 2023	2,743,575,314	2,743,575	50,000	50	10,000	10	40,000	40	1,000,000	1,000	1,000,000	1,000	7,889,555	(11,459,050)	50,000	(773,820)
Common stock issued for preferred stock conversions	174,323,810	174,323	—	—	—	—	—	—	—	—	—	—	(137,716)	—	—	36,607
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(233,465)		(233,465)
Balance, January 31, 2024	2,917,899,124	$2,917,899	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,839	$(11,692,515)	$50,000	$(970,678)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY

	Series G Preferred Stock
	Shares	Amount

Balance, January 31, 2022	250,000	$250,000

Series G preferred stock issued for cash	60,200	60,200
Series G preferred stock converted to common stock	(275,000)	(275,000)

Balance, January 31, 2023	35,200	35,200

Series G preferred stock issued for cash	—	60,200
Series G preferred stock converted to common stock	(35,200)	(275,000)

Balance, January 31, 2024	—	$35,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,465)	$(561,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,239	78,906
(Gain) loss on settlement of liabilities	—	198,156
Inventory impairment	18,610	—
Changes in operating assets and liabilities:
Accounts receivable	(98)	—
Deposits	—	1,610
Inventory	5,236	(23,846)
Accounts payable and accrued liabilities	27,766	(9,748)
Accounts payable to related parties	120,035	101,332
Accrued interest payable	3,340	61,764
NET CASH USED IN OPERATING ACTIVITIES	(10,337)	(153,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series G convertible preferred stock	—	50,000
Stock subscriptions received	—	50,000
Repayments of notes payable, related party	—	(5,844)
Proceeds from issuance of note payable, related	—	60,000
Proceeds from advance from related party	10,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	154,156

NET CHANGE IN CASH AND CASH EQUIVALENTS	(337)	913

CASH, at the beginning of the period	1,969	1,056

CASH, at the end of the period	$1,632	$1,969

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of Series G preferred stock	$36,607	$285,999
Deemed dividend on Series G preferred stock	$—	$10,200
Expenses paid on the Company’s behalf	$70,488	$—
Conversion of note payable and accrued interest	$—	$541,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

Note 2. Going Concern

For the fiscal year ended January 31, 2024, the Company had a net loss of $233,465 and negative cash flow from operations of $10,337.  As of January 31, 2024, the Company has negative working capital of $971,799. The Company has a history of recurring net losses and negative cash flows from operations. We have generated limited revenues to date and our activities have been primarily limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The unaudited consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Consolidated Financial Statements

The unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Diamond Anvil Designs, LLC, Deity Corporation and Vivis Corporation, from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $1,632 and $1,969 at January 31, 2024 and 2023, respectively.

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

Inventory

Inventory is comprised of packaging and supplies and at times raw materials. Inventory is valued at cost, based on the average cost method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. During the year ended January 31, 2024, the Company recognized an inventory impairment loss of $18,610.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the years ended January 31, 2024 and 2023.

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

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 10 days in certain limited circumstances. During the years ended January 31, 2024 and 2023, there were a no refunds processed for returned product.

The Company also provides consulting services of business development. The revenue from this contract is recognized over time as the customer receives the benefit of the services under the contract.

For the years ended January 31, 2024 and 2023, revenue from contracts with customers was $39,534 and $67,996, respectively. The revenue included consulting income from business development consulting services to one customer which totaled $25,423 for the year ended January 31, 2024. For the year ended January 31, 2023, the Company had two customers that accounted for 57% and 16% of total revenue.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2024 and 2023, respectively.

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

The Company recorded a provision for income taxes in the amount of $639 during the year ended January 31, 2024 compared to $3,523 during the year ended January 31, 2023. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024 and 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. On December 14, 2022, the Company entered into a settlement agreement with a former customer who filed lawsuit against the Company for medical issues after consuming a product sold by the Company agreed to pay $10,000 for full settlement of the customer’s claims, which was paid subsequent to January 31, 2023. There were no other known commitments or contingencies as of January 31, 2024 and January 31, 2023.

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

Note 4. Property and equipment, net

Property and equipment consist of the following:

	January 31, 2024	January 31, 2023
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(235,596)	(187,357)
Property and equipment, net	$1,121	$49,360

For the years ended January 31, 2024 and 2023, the Company recognized depreciation expense of $48,239 and $78,906, respectively.

Note 5. Related Party Transactions

During the years ended January 31, 2024 and 2023, we incurred salary expense of $98,020 and $105,649 to our CEO, Sydney Jim. In addition, we incurred commission expense of $8,459 and $26,101 payable to Mr. Jim. Mr. Jim also paid a total of $70,488 in expenses of the Company on its behalf during the year ended January 31, 2024, and he funded $10,000 in cash during the period.

As of January 31, 2024 and 2023, we owe Mr. Jim, or entities controlled by him, $343,410 and $233,087, respectively, which is recorded on the balance sheet in “Accounts Payable – Related Party” and $12,314 in “Advances payable to related party” related to the items discussed above.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of January 31, 2023, the note principal balance was $54,156 and accrued interest was $5,176. The Company has not made all required monthly payments under the note agreement to date.

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

Note 6. Advances and Notes Payable

As of January 31, 2024 and 2023, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of January 31, 2024, the note principal balance was $54,156 and accrued interest was $5,176. The Company is currently in default of this loan agreement, and the entire balance is classified as a current liability on the Company’s unaudited consolidated balance sheet.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended January 31, 2024 and 2023.

The statutory tax rate for the years ended January 31, 2024 and 2023 was 21%. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended January 31, 2024 and 2023 are as follows.

	2024	2023
Tax benefit (provision) at U.S. statutory rate	$48,895	$117,158
less: amortization of beneficial conversion feature	—	—
Plus: permanent differences for nondeductible items	—	(41,613)
Plus: Section 280E adjustment	639	3,523
Plus: Gain on settlement of debt and PPP loan forgiveness	—	—
less: change in valuation allowance	(48,893)	(75,545)
Tax provision, net	$639	$3,523

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

We recorded a provision for income taxes in the amount of $639 during the year ended January 31, 2024 compared to $3,523 during the year ended January 31, 2023. Although the Company has net operating losses that it believes are available to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, the Company has accrued this liability.

The Company’s deferred tax asset as of January 31, 2023 and 2022 consisted of the following:

	2024	2023
Net operating loss carryforward	$1,104,441	$966,187
Valuation allowance	(1,104,441)	(966,187)
Deferred tax asset, net	$—	$—

We have net operating loss carryforwards of approximately $4,830,672 as of January 31, 2024.

Note 8. Convertible Notes Payable

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

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of January 31, 2024 and 2023, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. During the year ended January 31, 2021, the Company subscribed 10,000 shares of Series B Preferred Stock for cash proceeds of $50,000. The shares were issued during the year ended January 31, 2022. As of January 31, 2024 and 2023, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. During the year ended January 31, 2021, the Company subscribed 40,000 shares of Series B Preferred Stock for cash proceeds of $200,000. The shares were issued during the year ended January 31, 2022. As of January 31, 2024 and 2023, there are 40,000 shares of Series C Preferred Stock outstanding.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of January 31, 2023 and 2022, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes. As of January 31, 2024 and 2023, there are 1,000,000 shares of Series E Preferred Stock outstanding.

Series F preferred stock issued for services

The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2021, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of January 31, 2024 and 2023, there are 1,000,000 shares of Series F Preferred Stock outstanding.

Series G convertible preferred stock

Fiscal Year Ended January 31, 2024

During the year ended January 31, 2024, the Company the holder of the Series G convertible preferred stock converted 35,200 shares and accrued dividends of $1,408 into 174,323,810 shares of common stock. As of January 31, 2024, there were no shares of Series G convertible preferred stock outstanding.

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

Conversions to common stock – convertible notes payable

During the year ended January 31, 2024, the holders of our Series G preferred stock elected to preferred shares and accumulated dividends into shares of common stock as detailed below:

Date	Preferred Shares Converted	Amount Converted	Number of Shares Issued
February 1, 2023	24,100	$25,064	119,352,381
February 10, 2023	11,100	11,543	54,971,429
Total	35,200	$36,607	174,323,810

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

Note 10. Subsequent Events

Management has evaluated events through July 26, 2024, the date these financial statements were available for issuance, and noted no events requiring disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended January 31, 2024 and 2023.

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

As of January 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; lack of a formal written policy for the approval, identification and authorization of related party transactions; and management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2024.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Sydney Jim 2500 CityWest Blvd., Ste 150-161 Houston, Texas 77042	38	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director

Mr. Jim was appointed as CEO and a member of the board of directors on September 26, 2018.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listed in Item 401 (f) of Regulation S-K.

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended January 31, 2024 and 2023:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sydney Jim	2024	100,000	—	—	—	—	—	—	100,000
CEO and chairman	2023	105,649	—	—	—	—	—	—	105,649
of the board

OUTSTANDING EQUITY AWARDS AT JANUARY, 31, 2024

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2024 or 2023 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of July 31, 2024, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

Not applicable.

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

Neutra Corp.

Date: August 2, 2024	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director