Form 10-Q
period 2024-04-30
NEUTRA CORP.
filed 2024-08-07
CIK 1512886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

[_] Yes  [X] No

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

[_] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2024, 2,917,899,124 shares of common stock are issued and outstanding.

Explanatory Note

The Company is filing this Form 10-Q including its interim consolidated financial statements on an unaudited and unreviewed basis. No Registered Independent Public Accounting Firm has completed a review under applicable guidelines for the three-month period ended April 30, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neutra Corp., a Wyoming corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUTRA CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30,	January 31,
	2024	2024

CURRENT ASSETS
Cash and cash equivalents	$333	$1,632
Accounts receivable	98	98
Total current assets	431	1,730

Property and equipment, net	—	1,121

TOTAL ASSETS	$431	$2,851

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$483,578	$474,823
Accounts payable to related party	427,920	423,610
Advances payable	3,450	3,450
Advances payable to related party	12,314	12,314
Notes payable, related party	—	54,156
Accrued interest payable	6,043	5,176
Total current liabilities	987,461	973,529

Notes payable, related party	—	—

TOTAL LIABILITIES	987,461	973,529

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series G preferred stock; $1.00 stated value, 0 shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively	—	—

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 2,917,899,124 shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively	2,917,898	2,917,898
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock; 50,000 shares issued and outstanding at April 30, 2024 and January 31, 2024	50	50
Series B convertible preferred stock; 10,000 and 0 shares issued and outstanding at April 30, 2024 and January 31, 2024	10	10
Series C convertible preferred stock; 40,000 shares issued and outstanding at April 30, 2024 and January 31, 2024	40	40
Series E preferred stock, 1,000,000 shares issued and outstanding at April 30, 2024 and January 31, 2024	1,000	1,000
Series F preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at April 30, 2024 and January 31, 2024	1,000	1,000
Additional paid-in capital	7,751,839	7,751,839
Preferred stock subscribed but not issued	50,000	50,000
Accumulated deficit	(11,708,867)	(11,692,515)

TOTAL STOCKHOLDERS' DEFICIT	(987,030)	(970,678)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$431	$2,851

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	April 30,
	2024	2023

REVENUE	$32,375	$5,842
Cost of goods sold	1,420	3,038

Gross margin	30,955	2,804

OPERATING EXPENSES
Depreciation	1,121	19,726
Sales commissions	1,773	3,505
General and administrative expenses	43,546	50,781
Total operating expenses	46,440	74,012

LOSS FROM OPERATIONS	(15,485)	(71,208)

OTHER INCOME (EXPENSE)
Interest expense	(867)	(199)
Total other income (expense)	(867)	(199)

Net loss before income taxes	(16,352)	(71,407)
Provision for income taxes	—	(589)
NET LOSS	$(16,352)	$(71,996)

Dividends on Series G convertible preferred stock	—	—

Net loss available to common shareholders	$(16,352)	$(71,996)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	2,917,899,124	2,910,381,521

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A												Stock
			Convertible		Series B		Series C		Series E		Series F		Additional		subscribed	Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	but not	Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	capital	Deficit	issued	(Deficit)

Balance, January 31, 2023	2,743,575,314	$2,743,575	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,889,555	$(11,459,050)	$50,000	$(773,820)
Common stock issued for preferred stock conversions	174,323,810	174,323	—	—	—	—	—	—	—	—	—	—	(137,716)	—	—	36,607
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(71,996)	—	(71,996)
Balance, April 30, 2023	2,917,899,124	$2,917,898	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,839	$(11,531,046)	$50,000	$(809,209)

Balance, January 31, 2024	2,917,899,124	$2,917,898	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,839	$(11,692,515)	$50,000	$(970,678)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,352)	—	(16,352)
Balance, April 30, 2024	2,917,899,124	$2,917,898	50,000	$50	10,000	$10	40,000	$40	1,000,000	$1,000	1,000,000	$1,000	$7,751,839	$(11,708,867)	$50,000	$(987,030)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(16,352)	$(71,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,121	19,726
Changes in operating assets and liabilities
Inventory	—	2,514
Accounts payable and accrued liabilities	10,692	(24,780)
Accounts payable to related party	2,373	65,506
Accrued interest payable	867	199
NET CASH USED IN OPERATING ACTIVITIES	(1,299)	(8,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from related party	—	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	10,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,299)	1,169

Cash and cash equivalents at beginning of period	1,632	1,969

Cash and cash equivalents at end of period	$333	$3,138

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series G preferred stock	$—	$36,609
Expenses paid on the Company’s behalf	$1,938	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NEUTRA CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

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

Note 2. Going Concern

For the three months ended April 30, 2024, the Company had a net loss of $16,352 and did not have positive cash flow from operations. As of April 30, 2024, the Company has negative working capital of $987,030. We have generated limited revenues to date and our activities have been primarily limited to developing our business plan and research and development of products. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise additional funds in order to implement our business plan. Our current cash on hand is insufficient to commercialize our products or fully develop our business strategy. If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2024, and notes thereto and other pertinent information contained in our Form 10-K that we filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended April 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2025.

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

Inventory

Inventory is comprised of packaging and supplies and at times raw materials. Inventory is valued at cost, based on the average cost method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of April 30, 2024 and January 31, 2024, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Property and Equipment, net

Property and equipment consist of equipment used to manufacture the Company’s products and is presented at cost. Depreciation is recognized over the useful life of the equipment on a straight-line basis over three years beginning when the asset is put in service. For the three months ended April 30, 2024 and 2023, the Company recognized depreciation expense of $1,121 and $19,726, respectively.

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

For the three months ended April 30, 2024, revenue from consulting income from business development consulting services to one customer $29,420 and revenue from sales of CBD products totaled $2,955. Revenue for the three months ended April 30, 2023 consisted entirely of sales of CBD products.

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

There were no other known commitments or contingencies as of April 30, 2024 and January 31, 2024.

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

Note 4. Property and equipment, net

Property and equipment consist of the following:

	April 30, 2024	January 31, 2024
Equipment	$236,717	$236,717
Total property and equipment	236,717	236,717
Less: accumulated depreciation	(236,717)	(235,596)
Property and equipment, net	$—	$1,121

For the three months ended April 30, 2024 and 2023, the Company recognized depreciation expense of $1,121 and $19,726, respectively.

Note 5. Related Party Transactions

During the three months ended April 30, 2024 and 2023, we incurred salary expense of $25,000 to our CEO, Sydney Jim. In addition, we incurred commission expense of $1,773 and $3,505 during the three months ended April 30, 2024 and 2023, respecitively, to Mr. Jim and owed a total of $44,828 and $43,055 in accrued commissions as of April 30, 2024 and January 31, 2024, respectively. During the three months ended April 30, 2024, Mr. Jim paid expenses of $1,938 on behalf of the Company.

As of April 30, 2024 and January 31, 2024, we owed Mr. Jim, or entities controlled by him, $384,866 and $380,555 which is recorded on the balance sheet in “Accounts Payable – Related Party”, respectively, and $12,314 in “Advances payable to related party.”

During the three months ended April 30, 2023, an investor advanced $10,000 to the Company. This advance is unsecured, non-interest bearing and due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of April 30, 2024, the note principal balance was $54,156 and accrued interest was $6,043. The Company has not made all required monthly payments under the note agreement to date and the loan is currently in default.

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

Note 6. Advances and Notes Payable

As of April 30, 2024 and January 31, 2024, we had amounts due under advances of $3,450 at each period. These advances are not collateralized, non-interest bearing and are due on demand.

On March 11, 2022, the Company entered into a loan agreement for $60,000 of proceeds with the holder of the Company’s Series A and B preferred stock. The loan is unsecured and bears interest at 6%. The Company will make monthly payments of $4,240 per month beginning in April 2022 through the maturity at June 18, 2023. As of April 30, 2024, the note principal balance was $54,156 and accrued interest was $6,043. The Company has not made all required monthly payments under the note agreement to date and the loan is currently in default.

Note 7. Shareholders’ Equity

Series A Preferred Stock. In January 2020, our board of directors designated 50,000 shares of our preferred stock as Series A Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series A Preferred Stock has a stated value of $5 per share. The Series A Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. The holders of the Series A Preferred Stock have the option to convert each share into 800 shares of common stock of the Company. As of April 30, 2024 and January 31, 2024, there are 50,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock. In July 2020, our board of directors designated 10,000 shares of our preferred stock as Series B Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series B Preferred Stock has a stated value of $5 per share. The Series B Preferred Stock is entitled to receive dividends of 0.4% of the net profit of VIVIS Corporation. Holders of the Series B Preferred Stock have the option to convert each share into 800 shares of common stock. During the year ended January 31, 2021, the Company subscribed 10,000 shares of Series B Preferred Stock for cash proceeds of $50,000. The shares were issued during the year ended January 31, 2022. As of April 30, 2024 and January 31, 2024, there are 10,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock. In November 2020, our board of directors designated 40,000 shares of our preferred stock as Series C Preferred Stock which rank subordinate to all shares of common stock and do not have voting rights. The Series C Preferred Stock has a stated value of $5 per share. The Series C Preferred Stock is entitled to receive dividends of 10% of the net profit of VIVIS Corporation. After the Series C Preferred Stock has received cumulative dividends of $500,000, the dividend rate will reduce to 1%. Holders of the Series C Preferred Stock have the option to convert each share into 38 shares of common stock. During the year ended January 31, 2021, the Company subscribed 40,000 shares of Series B Preferred Stock for cash proceeds of $200,000. The shares were issued during the year ended January 31, 2022. As of April 30, 2024 and January 31, 2024, there are 40,000 shares of Series C Preferred Stock outstanding.

Series E preferred stock issued for services

On November 13, 2015, our board of directors designated 1,000,000 shares of our preferred stock as Series E Preferred Stock. The Series E Preferred Stock is subordinated to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock has 2 votes for each outstanding share of common stock in the company. As of April 30, 2024 and January 31, 2024, there are 1,000,000 shares Series E Preferred Stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F preferred stock issued for services

The Series F Preferred Stock is subordinated to our common stock and superior to all shares of Preferred Stock. It does not receive dividends and does not participate in equity distributions. The Series F Preferred stock retains 2/3 of the voting rights in the company. During the year ended January 31, 2021, the Company issued 1,000,000 shares of Series F Preferred Stock to Sydney Jim, our CEO, in exchange for services. As of the date of this report, there are 1,000,000 shares Series F Preferred Stock outstanding. As of April 30, 2024 and January 31, 2024, there are 1,000,000 shares of Series F Preferred Stock outstanding.

Series G convertible preferred stock

During the three months ended April 30, 2023, the Company the holder of the Series G convertible preferred stock converted 35,200 shares and accrued dividends of $1,408 into 174,323,810 shares of common stock. During the three months ended April 30, 2022, the Company accrued dividends of $2,429, and the holder of the Series G convertible preferred stock converted 217,800 shares and accrued dividends of $8,712 into 425,622,150 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized. As of April 30, 2024, there were no shares of Series G convertible preferred stock outstanding.

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

As of April 30, 2024, we had cash on hand of $333.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended January 31, 2024 on Form 10-K.

Results of Operations

Three months ended April 30, 2024 compared to the three months ended April 30, 2023

Revenue and Cost of Goods Sold

During the three months ended April 30, 2024, we recognized revenue of $32,375 and cost of goods sold of $1,420. For the three months ended April 30, 2024, revenue from consulting income from business development consulting services to one customer $29,420 and revenue from sales of CBD products totaled $2,955. During the three months ended April 30, 2023, we recognized revenue of $5,842 and cost of goods sold of $3,038 related to CBD product sales.

Depreciation

We recognized depreciation of $1,121 and $19,726 for the three months ended April 30, 2024 and 2023 related to the Company’s property and equipment.

General and Administrative Expenses

We recognized general and administrative expenses of $43,546 and $50,781 for the three months ended April 30, 2024 and 2023, respectively. The decrease is primarily related to the decrease in wages and professional fees.

Interest Expense

Interest expense was $867 and $199 for the three months ended April 30, 2024 and 2023, respectively.

Net Loss

We incurred a net loss of $16,352 for the three months ended April 30, 2024 as compared to $71,996 for the comparable period of 2023.

Liquidity and Capital Resources

At April 30, 2024, we had cash on hand of $333. We have negative working capital of $987,030. Net cash used in operating activities for the three months ended April 30, 2024 was $1,299. The Company had net cash provided by investing and financing activities of $0 for the three months ended April 30, 2024. Cash on hand is not adequate to fund our operations for less than six months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to us. We have no material commitments for capital expenditures as of April 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of April 30, 2024, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of April 30, 2024, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of April 30, 2024, we did not maintain effective controls over transactions with related parties. Specifically, controls were not designed and in place to ensure that all transactions with related parties were captured and tracked in our financial statements. The Company has no formal process related to the identification and approval of related party transactions. Management has determined that this control deficiency constitutes a material weakness.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer. (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 24, 2011.
(2)	Filed or furnished herewith.
(3)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neutra Corp.

Date: August 7, 2024	BY: /s/ Sydney Jim
Sydney Jim
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, and Sole Director